Form 10-Q
period 2008-03-31
El Maniel International Inc
filed 2008-06-19
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EL MANIEL INTERNATIONAL, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-148988	562672870
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

7424 Brighton Village Drive, Raleigh, NC 27616
 (Address of Principal Executive Offices)
 _______________

     (919) 538-2305
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 16, 2008:  6,865,000 shares of Common Stock.

EL MANIEL INTERNATIONAL, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED).

PAGE	2	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31, 2008	September 30, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$116,219	$55
Prepaid expense	750
Inventory	2,250	-

Total Assets	$119,219	$55

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$12,018	$12,932
Loan payable - related party	1,603	1,603
Total Liabilities	13,621	14,535

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value; 110,000,000 shares authorized,
6,865,000 and 5,100,000 issued and outstanding, respectively	6,865	5,100
Additional paid-in capital	188,306	10,971
Less: Stock subscription receivable	-	(10,000)
Deficit accumulated during the development stage	(89,573)	(20,551)

Total Stockholders' Equity (Deficiency)	105,598	(14,480)

Total Liabilities and Stockholders' Equity (Deficiency)	$119,219	$55

See accompanying notes to condensed consolidated financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the	For the	For the period from July 24, 2007
	Three Months Ended	Six Months Ended	(inception) to
	March 31, 2008	March 31, 2008	March 31, 2008

Revenue	$-	$14,000	$14,000

Cost of Revenue	-	(12,995)	(12,995)

Gross Profit	-	1,005	1,005

Operating Expenses
Professional fees	29,980	55,980	68,080
Advertising expense	3,800	6,100	6,100
General and administrative	6,044	7,947	16,398
Total Operating Expenses	39,824	70,027	90,578

Loss from Operations	(39,824)	(69,022)	(89,573)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(39,824)	(69,022)	(89,573)

Provision for Income Taxes	-	-	-

NET LOSS	$(39,824)	$(69,022)	$(89,573)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	6,865,000	6,746,264

See accompanying notes to condensed consolidated financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from July 24, 2007 (Inception) to March 31, 2008
(Unaudited)

				Deficit
	Common stock		Additional	accumulated during		Total
			paid-in	development	Subscription	Stockholder's
	Shares	Amount	capital	stage	Receivable	Equity (Deficiency)

Balance July 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	100,000	100	9,900	-	(10,000)	-

In kind contribution of cash	-	-	100	-	-	100

In kind contribution of services	-	-	971	-	-	971

Net loss for the period July 24, 2007 (inception) to September 30, 2007	-	-	-	(20,551)	-	(20,551)

Balance, September 30, 2007	5,100,000	5,100	10,971	(20,551)	(10,000)	(14,480)

Cash collected on susbscriptoin receivable	-	-	-	-	10,000	10,000

Common stock issued for cash ($0.10/ per share)	1,765,000	1,765	174,735	-	-	176,500

In kind contribution of services	-	-	2,600	-	-	2,600

Net loss, for the six month ended March 31, 2008	-	-	-	(69,022)	-	(69,022)

Balance, for the period ended March 31, 2008	6,865,000	$6,865	$188,306	$(89,573)	$-	$105,598

See accompanying notes to condensed consolidated financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

		For the Period From
	For the	July 24, 2007
	Six Months Ended	(Inception) to
	March 31, 2008	March 31, 2008
Cash Flows Used In Operating Activities:
Net Loss	$(69,022)	$(89,573)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	5,000
In-kind contribution of services	2,600	3,571
In-kind contribution of cash	-	100
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	(750)	(750)
(Increase)/Decrease in inventory	(2,250)	(2,250)
Increase/(Decrease) in accounts payable and accrued expenses	(914)	12,018
Net Cash Used In Operating Activities	(70,336)	(71,884)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	-	1,603
Proceeds from issuance of common stock	186,500	186,500
Net Cash Provided by Financing Activities	186,500	188,103

Net Increase in Cash	116,164	116,219

Cash at Beginning of Period	55	-

Cash at End of Period	$116,219	$116,219

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of El Maniel International, Inc. from July 24, 2007 (inception) and its 100% owned subsidiary El Maniel Cigar Company.  All inter-company accounts have been eliminated in the consolidation (See Note 2(E)).

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2008 and September 30, 2007 the Company had no cash equivalents.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2008 there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenue is recognized when products are received and accepted by the customer. Risk of loss transfers from the manufacturer to the Company upon shipment of product from the warehouse.

(I) Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

(J) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the three and six months ended March 31, 2008 advertising expense was $3,800, and $6,100, respectively.

(K) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(L) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE  2 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

As of December 31, 2007 the Company issued 1,765,000 shares of common stock for $176,500 ($0.10/share).

For the period from July 24, 2007 (inception) through September 30, 2007, the Company issued 100,000 shares of commons stock for a subscription receivable of $10,000 ($0.10/share).  The subscription receivable was collected during the period ending December 31, 2007.

(B) In-Kind Contribution of services

As of March 31, 2008 a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4).

For the period from July 24, 2007 (inception) through September 30, 2007, the shareholder of the Company contributed services having a fair value of $971. (See Note 4)

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

(C) In-Kind Contribution of cash

As of March 31, 2008 the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary.

(D) Stock Issued for Services

On July 24, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $5,000 ($0.001/share) in exchange for services provided.

(E) Acquisition Agreement

On September 28, 2007, El Maniel International, Inc. consummated an agreement with El Maniel Cigar Company, pursuant to which EL Maniel Cigar Company exchanged all of its members’ interest for 5,000,000 shares or approximately 100% of the common stock of El Maniel International, Inc.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.

NOTE 3 COMMITMENTS

On October 15, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is in effect until cancelled by either party.

NOTE 4  RELATED PARTY TRANSACTIONS

As of March 31, 2008 the shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand.

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $971 (See Note 2(B)).

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

As of March 31, 2008 the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary (See Note 2(C).

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $71,884 from inception and has a net loss since inception of $89,573 for the period from July 24, 2007 (inception) to March 31, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

We have not begun operations, and we require outside capital to implement our business model. We believe we can begin to implement our plan to purchase and sell premium cigars. All functions will be coordinated and managed by our founder, including marketing, finance and operations.

We are in negotiations to finish the cigar box that will be used for the final product. We are also working to finish the web site which will be an important tool for the sale of the product. We have already begun to introduce the cigars to different consumer groups seeking to get some interest in the cigars. We hope to have the cigar box design finished and in production in the next 90 days. Once the cigar box is completed and the web site is operational we will begin to selectively introduce the product to various consumer groups. Our initial efforts will be to firms in the financial services industry. We will also work on wedding planners which we see as another source of early introduction. We have hired a marketing consultant who is planning a roll out of the product in the first 90 days after the web site is operational in an effort to have the product available for the holiday market.

Our intent is to engage a third-party order and fulfillment partner with all the necessary licenses to sell and deliver cigar products in the U.S. and Canada. This will allow us the fastest access to the markets through a well-established and experienced fulfillment organization. To launch the PLC™ Cigars product line in the next 90 days, we will begin by making a news announcement and targeting media coverage in a select list of cigar industry media. At launch, a small number of commissioned sales representatives will begin “seeding” select markets with sample boxes of our product along with marketing materials promoting the brand and driving prospective buyers to the web site or a toll-free telephone number for placing orders.

Over the next 12 months our target is to place approximately 100-200 units with opinion leaders, media professionals and prospective customers to start to generate awareness of the PLC Cigars product line and initiate the sales effort; conduct at least three direct email blasts to targeted contacts from cigar industry media subscriber lists; sponsor at least two small events in conjunction with cigar industry events, such as the industry’s annual trade show and convention in July; and place advertising on three targeted cigar industry online media.

We have budgeted $150,000 for expenses over the next twelve months. This essentially covers the cost of inventory to fulfill orders that may come from the marketing efforts. We have a cost for each box of $21.50 and a replaceable placard for personalizing the boxes at $2.80 per box. We plan to initially order 1,000 units for inventory which will cost $24,300 with out the cost of shipping and handling. There will be an additional cost to fulfill the orders. We do not expect to have to carry much inventory if any of the cigars since the company making them will also be fulfilling orders. We expect the cost for each 1,000 units inclusive of everything except the cigar to be approximately $30,000. We have budgeted $40,000 to cover the up front cost for 1,000 units and some extra for unforeseen costs as well as the other overhead necessary for operations. If we are not able to recoup the initial cost of the 1,000 units by the end of 2008 we will have to find additional money to meet ongoing obligations or cut back on our budget.

We expect the total cost of the marketing program for the first nine months to range up to $50,000. Within 90-120 days of the initiation of our marketing campaign, we believe that we will begin to generate additional business and an interest in our premium hand-rolled cigars.  We have already made an initial sale and are currently implementing the initial product launch and marketing plan based upon feedback from this sale. We will assess efforts at the six-month mark to determine if additional funding is required to broaden advertising, seeding and marketing efforts to generate revenue levels necessary to begin to support operations.

At the 12-month mark, we plan to make another assessment of marketing and sales efforts and results. News announcements, email blasts, seeding efforts and event sponsorship are expected to continue as the primary marketing and promotion efforts to drive sales and revenue growth.

If we are unable to market effectively our premium cigars, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.  If we cease operations, investors will not receive any return on their investments.

Limited Operating History

The initial efforts of our founders to establish a cigar company began in early 2007.  We were formed in July 2007 and we have no operations upon which an evaluation of our company and our prospects can be based.  There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan to attain significant penetration of the premium cigar market segment or that we will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Results of Operation

For the three month period ended March 31, 2008, we had no revenue. Expenses for the period totaled $39,824 resulting in a loss of $39,824 since inception. Expenses of $39,824 for the period consisted of $6,044 for general and administrative expenses, $3,800 for advertising expenses and $29,980 for professional fees.

For the period from inception through March 31, 2008, we had $14,000 in revenue. Expenses for the period totaled $90,578 resulting in a loss of $(89,573). Expenses of $90,578 for the period consisted of $16,398 for general and administrative expenses, $6,100 for advertising and $68,080 for professional fees.

Capital Resources and Liquidity

As of March 31, 2008 we had $116,219 in cash.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $150,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL MANIEL INTERNATIONAL, INC.

Date: June 16, 2008	By:	/s/ Barbara Tejeda
Barbara Tejeda
Founder, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director