Form 10-Q
period 2008-06-30
El Maniel International Inc
filed 2008-08-07
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 5, 2008:  6,865,000 shares of Common Stock.

EL MANIEL INTERNATIONAL, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND SEPTEMBER 30, 2007.

PAGE	2	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30, 2008	September 30,
	(Unaudited)	2007
Current Assets
Cash	$70,320	$55
Prepaid expense	750	-
Inventory	2,250	-
Total Current Assets	73,320	55

Property and equipment, net	1,454	-

Total Assets	$74,774	$55

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$2,588	$12,932
Loan payable - related party	1,603	1,603
Total Liabilities	4,191	14,535

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value; 110,000,000 shares authorized,
6,865,000 and 5,100,000 issued and outstanding, respectively	6,865	5,100
Additional paid-in capital	189,606	10,971
Less: Stock subscription receivable	-	(10,000)
Deficit accumulated during the development stage	(125,888)	(20,551)

Total Stockholders' Equity (Deficiency)	70,583	(14,480)

Total Liabilities and Stockholders' Equity (Deficiency)	$74,774	$55

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Nine	For the period from July 24, 2007
	Months Ended June 30, 2008	Months Ended June 30, 2008	(inception) to June 30, 2008

Revenue	$205	$14,205	$14,205

Cost of Revenue	-	(12,995)	(12,995)

Gross Profit	205	1,210	1,210

Operating Expenses
Professional fees	32,984	88,964	101,064
Advertising expense	281	6,381	6,381
General and administrative	3,255	11,202	19,653
Total Operating Expenses	36,520	106,547	127,098

Loss from Operations	(36,315)	(105,337)	(125,888)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(36,315)	(105,337)	(125,888)

Provision for Income Taxes	-	-	-

NET LOSS	$(36,315)	$(105,337)	$(125,888)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - basic and diluted	6,865,000	6,785,842

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from July 24, 2007 (Inception) to June 30, 2008
(Unaudited)

				Deficit
	Common stock			accumulated		Total
			Additional	during		Stockholder's
	Shares	Amount	paid-in capital	development stage	Subscription Receivable	Equity (Deficiency)

Balance July 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	100,000	100	9,900	-	(10,000)	-

In kind contribution of cash	-	-	100	-	-	100

In kind contribution of services	-	-	971	-	-	971

Net loss for the period July 24, 2007 (inception) to September 30, 2007	-	-	-	(20,551)	-	(20,551)

Balance, September 30, 2007	5,100,000	5,100	10,971	(20,551)	(10,000)	(14,480)

Cash collected on susbscriptoin receivable	-	-	-	-	10,000	10,000

Common stock issued for cash ($0.10/ per share)	1,765,000	1,765	174,735	-	-	176,500

In kind contribution of services	-	-	3,900	-	-	3,900

Net loss, for the nine months ended June 30, 2008	-	-	-	(105,337)	-	(105,337)

Balance, June 30, 2008	6,865,000	$6,865	$189,606	$(125,888)	$-	$70,583

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine	For the Period From July 24, 2007
	Months Ended June 30, 2008	(Inception) to June 30, 2008
Cash Flows Used In Operating Activities:
Net Loss	$(105,337)	$(125,888)
Adjustments to reconcile net loss to net cash used in operations
Amortization	46	46
Common stock issued for services	-	5,000
In-kind contribution of services	3,900	4,871
In-kind contribution of cash	-	100
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	(750)	(750)
(Increase)/Decrease in inventory	(2,250)	(2,250)
Increase/(Decrease) in accounts payable and accrued expenses	(10,344)	2,588
Net Cash Used In Operating Activities	(114,735)	(116,283)

Cash Flows From Investing Activities:
Payment for property and equipment	(1,500)	(1,500)
Net Cash Used In Investing Activities	(1,500)	(1,500)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	-	1,603
Proceeds from issuance of common stock	186,500	186,500
Net Cash Provided by Financing Activities	186,500	188,103

Net Increase in Cash	70,265	70,320

Cash at Beginning of Period	55	-

Cash at End of Period	$70,320	$70,320

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
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

(B) Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of El Maniel International, Inc. from July 24, 2007 (inception) and its 100% owned subsidiary El Maniel Cigar Company.  All inter-company accounts have been eliminated in the consolidation (See Note 3(E)).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2008 and September 30, 2007 the Company had no cash equivalents.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

(E) Website Development Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the period ended June 30, 2008, the Company paid $1,500 to develop its website.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2008 there were no common share equivalents outstanding.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Revenue Recognition

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
AS OF JUNE 30, 2008
(UNAUDITED)

(J) Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

(K) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the three and nine months ended June 30, 2008 advertising expense was $281, and $6,381, respectively.

(L) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(M) Recent Accounting Pronouncements

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
AS OF JUNE 30, 2008
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days after it receives approval from the Securities and Exchange Commission. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2	PROPERTY AND EQUIPMENT

At June 30, 2008 property and equipment is as follows:

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

2008

Website costs	1,500
Less accumulated amortization	(46)

$1,454

Amortization expense for the nine months ended June 30, 2008 was $46.

NOTE 3	STOCKHOLDERS’ EQUITY

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

(B) In-Kind Contribution of services

As of June 30, 2008 a shareholder of the Company contributed services having a fair value of $3,900 (See Note 5).

For the period from July 24, 2007 (inception) through September 30, 2007, the shareholder of the Company contributed services having a fair value of $971. (See Note 5)

(C) In-Kind Contribution of cash

As of June 30, 2008 the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary.

(D) Stock Issued for Services

On July 24, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $5,000 ($0.001/share) in exchange for services provided.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

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

NOTE 4                      COMMITMENTS

On October 15, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is in effect until cancelled by either party.

NOTE 5                      RELATED PARTY TRANSACTIONS

As of June 30, 2008 the shareholder of the Company contributed services having a fair value of $3,900 (See Note 3(B)).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand.

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $971 (See Note 3(B)).

As of June 30, 2008 the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary (See Note 3(C).

NOTE 6                      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $116,283 from inception and has a net loss since inception of $125,888. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

For the three month period ended June 30, 2008, we had $205 in revenue. Expenses for the period totaled $36,520 resulting in a loss of $36,315. Expenses of $36,520 for the period consisted of $3,255 for general and administrative expenses, $281 for advertising expenses and $32,984 for professional fees.

For the period from inception through June 30, 2008, we had $14,205 in revenue. Expenses for the period totaled $127,098 resulting in a loss of $(125,888). Expenses of $127,098 for the period consisted of $19,653 for general and administrative expenses, $6,381 for advertising and $101,064 for professional fees.

Capital Resources and Liquidity

As of June 30, 2008 we had $70,320 in cash.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days after it receives approval from the Securities and Exchange Commission. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

EL MANIEL INTERNATIONAL, INC.

Date: August 5, 2008	By:	/s/ Barbara Tejeda
Barbara Tejeda
Founder, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director