Form 10-K
period 2008-09-30
El Maniel International Inc
filed 2008-12-24
CIK 1423036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148988

EL MANIEL INTERNATIONAL, INC.
(Name of small business issuer in its charter)

NEVADA	562672870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7424 Brighton Village Drive Raleigh, NC	27616
(Address of principal executive offices)	(Zip Code)

 (919) 538-2305
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Accelerated filer                                                      ☐
Non-accelerated filer                                                      ☐                                           Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended September 30, 2008: $14,205

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of December 17, 2008 was: 6,865,000

Transitional Small Business Disclosure Format:     Yes ☒       No ☐

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

General

We were incorporated in July 2007 in the State of Nevada. We plan to manufacture and distribute cigars under the PLC brand name.  Beginning in early 2007, our founders sought to create a cigar that would appeal to aficionados of high quality, hand-rolled, premium cigars.  Our Chief Executive Officer, Barbara Tejeda, has been a long time resident of the Dominican Republic and has previously owned a cigar manufacturing company.

Our management believes the increased popularity of cigar smoking in the United States is due in part to demographic and social trends.  We believe that the principal changes that have contributed to growth in the cigar market are (1) the emergence of an expanding base of younger new cigar smokers, both male and female, (2) increasing popularity of cigars among celebrities who are viewed as trend-setters, (3) continued media interest, especially through Cigar Aficionado magazine, (4) promotion of “cigar friendly” restaurants and nightclubs and (5) the increase in the population of people over fifty years of age, a group that has traditionally been viewed as consuming more luxury goods, including cigars, than other demographic groups.

The U.S. cigar industry enjoyed an upswing in the 1990s, hitting a zenith in 1997 with imports of 418 million cigars. The industry’ success in the 1990s came with a down side, supply couldn’t meet demand and the market became flooded with poor quality cigars that were sold at inflated prices. According to an article in USA Today, the market went into a correction in the late 1990s when many cigar smokers became dissatisfied with inferior cigars, resulting in “cleaning up” of the mass cigar market while renewing interest in finding and smoking top-quality cigars.

During the mid-2000s, sales of premium cigars, while remaining well below 1997 level, have been rising steadily (imports of 320 million cigars reported in 2005), according to the Cigar Association of America, the industry’s trade association.

The full-year report for 2007 from the Cigar Association of America shows that despite smoking bans and higher taxes, imports of premium cigars increased 7.8 percent to more than 335 million, second only to the import of 417.8 million cigars in 1997. This consistent growth, a few percent points annually, is credited with a renewed focus by regular and occasional cigar smokers on purchasing high-quality premium cigars, offering an opportunity for new, high-quality cigar products to achieve market success.

Our management believes the increasing popularity of premium-level cigar smoking in the United States is due in part to demographic and social trends.  Based on information from The Cigar Association of America and industry news reports, we believe that the principal trends driving growth in the cigar market include (1) an expanding base of younger new cigar smokers, both male and female, (2) increasing popularity of cigars among celebrities who are viewed as trend-setters, (3) continued media interest, especially through Cigar Aficionado magazine, (4) promotion of “cigar friendly” restaurants and nightclubs and (5) the increase in the population of people over 50 years of age, a group that has traditionally been viewed as consuming more luxury goods, including cigars, than other demographic groups.

Products

Premium cigars are generally defined as cigars that are hand-made from high quality, natural leaf binder, long-filler and wrapper tobaccos and that retail for $5 or more per cigar.  The principal elements that determine the quality of the cigar are the quality of the tobacco, the curing and aging process and the skill of the hand-roller.  We intend to purchase cigars from one of the oldest and most reputable cigar manufacturer’ in Santo Domingo the Dominican Republic. We have selected ABAM, S.A. as the sole provider of cigars. ABAM will produce PLC Cigars rolled with tobacco grown in the great Cibao Valley, the place where the best tobacco in the Dominican Republic is grown. Our agreement with ABAM runs through the end of 2008 and calls for the following payment of $1.60 per cigar. The Dominican Republic at the present time is recognized internationally by the quality of its cigars, standing out as the first exporter of high quality cigars of the world.

We have made an initial test sale in the premium corporate gift market in Macau and based on reception of our initial concept and customer feedback we are making plans to produce, launch and market our first product offerings. Our first cigar will be a torpedo-style (52 cm x 5 cm) premium leaf product made in the Dominican Republic. The first product line, PLC Cigars, will be a distinctive red, 25-cigar box that can be customized to become a uniquely personal business client, meeting or special occasion gift.

Prototypes of our turn-key cigar smoking experience box/packaging have been created.  By turn-key smoking experience box/packaging we are referring to our cigar box which doubles as Humidor with humidity regulator and cigar cutter. The box includes 20 PLC branded Cigars.  The initial packaging is designed to provide an elegant, high-quality cigar box with a humidor.  We have filed to obtain trademark protection for the box design and product logo.

COMPETITION

The Cigar Association of America currently boasts a roster of approximately 70 members, many conducting business in the premium cigar segment. We have several large, well-financed competitors, each holding strong, well-known brand names and enjoying a history of successful product launches. These companies compete directly with us for consumer sales, as well as for supplies of tobacco and employees. The largest of these competitors are Consolidated Cigar Holdings Inc. (NYSE symbol: “CIG”), General Cigar Co. Inc., a division of Culbro Corporation (NYSE symbol: “CUC”), and Swisher International Group Inc. (NYSE symbol: “SWR”). Each of these companies has substantially greater capital resources, manufacturing, sales and marketing experience, substantially longer and more extensive relationships with growers and long standing brand recognition and market acceptance than us. See “RISK FACTORS”.

We believe, however, that the market for premium cigars is achieving higher visibility among regular and occasional smokers alike and growing steadily enough to support the entry of new brands such as PLC Cigars. In addition, we believe the unique PLC Cigars turn-key packaging and our focus on the high-end corporate, meetings and special occasion gift markets provides competitive advantages as well as enhanced revenue opportunity.

MARKETING

We are a development stage company and have not commenced any marketing campaigns.We will utilize a combination of direct sales and online marketing to launch the Company’s first product line, a unique cigar package aimed at the premium corporate, event and special occasion gift markets. Our web site at www.elmanielonline.com is currently under construction. Once operational, the web site will become the primary sales transaction vehicle, to be augmented with a toll-free number outsourced to an established telesales organization.

Our marketing strategy is to utilize field sales reps and targeted online direct marketing to slowly build sales and to gain critical market and customer intelligence. Target markets include corporate/client gifts for the financial community and meeting/event gifts for male-oriented industries such as technology and manufacturing. Utilizing a product seeding program, email blasts to targeted industry lists and public relations efforts to secure media coverage and initiate viral promotion, we seek to generate product awareness among premium cigar smokers who wish to provide a unique gift to their business associates, event attendees or to commemorate a special occasion. Prospective customers will be driven to the online e-commerce site, where prospective customers can gather information about PLC Cigars and place orders. Customers can also place orders using a toll-free number as an alternative to online purchasing.

To enter the market more quickly, a contract fulfillment partner or distributor is being investigated. The ideal partner will possess all licenses needed to sell non-cigarette tobacco products in the U.S. and Canada.

On October 12, 2007, we entered into a letter agreement with Europa Capital Investments, LLC for general administrative services. Pursuant to the Agreement we pay a monthly fee of $5,000 to Europa for the general administrative services which include general accounting services and meeting space. In addition, Europa provides consulting services on the process of going public and consulting on potential business opportunities. The agreement is month to month until terminated by either party.

ITEM 2.        DESCRIPTION OF PROPERTY

Our business office is located at 7424 Brighton Village Drive Raleigh, NC 27616.  We currently lease this office at no charge from Barbara Tejada, our Chief Executive Officer, at no charge to us. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.

ITEM 3.        LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is presently no public market for our shares of common stock. We anticipate applying for trading of our common stock on the Over the Counter Bulletin Board.  However, we can provide any assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of December 17, 2008, we had 51 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.        SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operation

For the year ended September 30, 2008, we had $14,205 in revenue and $12,995 of cost of goods sold for a gross profit of $1,210. Expenses for the period totaled $142,074 resulting in a loss of $140,864. Expenses of $142,074 for the period consisted of $16,465 for general and administrative expenses, $7,067 for advertising expenses and $118,542 for professional fees.

For the period from inception through September 30, 2008, we had $14,205 in revenue. Expenses for the period totaled $162,625 resulting in a loss of $161,415. Expenses of $162,625 for the period consisted of $24,916 for general and administrative expenses, $7,067 for advertising and $130,642 for professional fees.

Capital Resources and Liquidity

As of September 30, 2008 we had $22,546 in cash.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND 2007.

PAGE	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2008 FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO SEPTEMBER 30, 2007, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO SEPTEMBER 30, 2008.

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO SEPTEMBER 30, 2008.

PAGE	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2008 FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO SEPTEMBER 30, 2007, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO SEPTEMBER 30, 2008.

PAGES	F-6 - F-12	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
El Maniel International, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of El Maniel International, Inc. and subsidiary (A Development Stage Company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the year ended September 30, 2008 and the period from July 24, 2007 (inception) to September 30, 2007 and the period from July 24, 2007 (inception) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of El Maniel International, Inc. and subsidiary (A Development Stage Company) as of September 30, 2008 and 2007 and the results of its consolidated operations and its cash flow for the for the year ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with minimal operations, used cash operations of $163,157 from inception and has a net loss since inception of $161,415 for the period from July 24, 2007 (inception) to September 30, 2008. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 6. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ WEBB & COMPANY, P.A.

WEBB & COMPANY, P.A

Boynton Beach, Florida
November 21, 2008

1501 Corporate Drive. Suite 150 • Boynton Beach. FL 33426
Telephone: (561) 752-1721 • Fox: (561) 734-8562
www.cpetwebb.corn

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30,	September 30,
	2008	2007
Current Assets
Cash	$22,546	$55
Prepaid expense	750	-
Inventory	4,198	-
Deposit	10,650	-
Total Current Assets	38,144	55

Property and Equipment, net	2,310	-

Total Assets	$40,454	$55

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$2,495	$12,932
Loan payable - related party	1,603	1,603
Total Liabilities	4,098	14,535

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value; 110,000,000 shares authorized,
6,865,000 and 5,100,000 issued and outstanding, respectively	6,865	5,100
Additional paid-in capital	190,906	10,971
Less: Stock subscription receivable	-	(10,000)
Deficit accumulated during the development stage	(161,415)	(20,551)

Total Stockholders' Equity (Deficiency)	36,356	(14,480)

Total Liabilities and Stockholders' Equity (Deficiency)	$40,454	$55

See accompanying notes to consolidated financial statements

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year	For the Period from July 24, 2007	For the Period from July 24, 2007
	Ended September 30, 2008	(inception) to September 30, 2007	(inception) to September 30, 2008

Revenue	$14,205	$-	$14,205

Cost of Revenue	(12,995)	-	(12,995)

Gross Profit	1,210	-	1,210

Operating Expenses
Professional fees	118,542	12,100	130,642
Advertising expense	7,067	-	7,067
General and administrative	16,465	8,451	24,916
Total Operating Expenses	142,074	20,551	162,625

Loss from Operations	(140,864)	(20,551)	(161,415)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(140,864)	(20,551)	(161,415)

Provision for Income Taxes	-	-	-

NET LOSS	$(140,864)	$(20,551)	$(161,415)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,805,795	5,005,882

See accompanying notes to consolidated financial statements

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from July 24, 2007 (Inception) to September 30, 2008

				Deficit
	Common stock		Additional	accumulated during		Total Stockholder's
			paid-in	development	Subscription	Equity
	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	100,000	100	9,900	-	(10,000)	-

In kind contribution of cash	-	-	100	-	-	100

In kind contribution of services	-	-	971	-	-	971

Net loss for the period July 24, 2007 (inception) to September 30, 2007	-	-	-	(20,551)	-	(20,551)

Balance, September 30, 2007	5,100,000	5,100	10,971	(20,551)	(10,000)	(14,480)

Cash collected on susbscription receivable	-	-	-	-	10,000	10,000

Common stock issued for cash ($0.10/ per share)	1,765,000	1,765	174,735	-	-	176,500

In kind contribution of services	-	-	5,200	-	-	5,200

Net loss, for the year ended September 30, 2008	-	-	-	(140,864)	-	(140,864)

Balance, September 30, 2008	6,865,000	$6,865	$190,906	$(161,415)	$-	$36,356

See accompanying notes to consolidated financial statements

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year	For the Period From July 24, 2007	For the Period From July 24, 2007
	Ended September 30, 2008	(Inception) to September 30, 2007	(Inception) to September 30, 2008
Cash Flows Used In Operating Activities:
Net Loss	$(140,864)	$(20,551)	$(161,415)
Adjustments to reconcile net loss to net cash used in operations
Amortization and Depreciation	190	-	190
Common stock issued for services	-	5,000	5,000
In-kind contribution of services	5,200	971	6,171
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	(750)	-	(750)
(Increase)/Decrease in inventory	(4,198)	-	(4,198)
(Increase)/Decrease in deposit	(10,650)	-	(10,650)
Increase/(Decrease) in accounts payable and accrued expenses	(10,437)	12,932	2,495
Net Cash Used In Operating Activities	(161,509)	(1,648)	(163,157)

Cash Flows From Investing Activities:
Payment for property and equipment	(2,500)	-	(2,500)
Net Cash Used In Investing Activities	(2,500)	-	(2,500)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	-	1,603	1,603
In-kind contribution of cash	-	100	100
Proceeds from issuance of common stock	186,500	-	186,500
Net Cash Provided by Financing Activities	186,500	1,703	188,203

Net Increase in Cash	22,491	55	22,546

Cash at Beginning of Year/Period	55	-	-

Cash at End of Year/Period	$22,546	$55	$22,546

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 and 2007

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

El Maniel International, Inc. (a development stage company) was incorporated under the laws of the State of Nevada on July 24, 2007.  El Maniel Cigar Company (a development stage company) was incorporated under the laws off the State of Nevada on September 24, 2007. El Maniel International, Inc. and El Maniel Cigar Company (the “Company”) are creating a new premium brand of cigar.

Activities during the development stage include developing the business plan and raising capital.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of El Maniel International, Inc. from July 24, 2007 (inception) and its 100% owned subsidiary El Maniel Cigar Company.  All inter-company accounts have been eliminated in the consolidation (See Note 3(E)).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2008 and 2007, respectively, the Company had no cash equivalents.

(E) Website Development Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the period ended September 30, 2008 and 2007, the Company paid $2,500 and $0, respectively, to develop its website.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 and 2007

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2008 and 2007, respectively, there were no common share equivalents outstanding.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  As of September 30, 2008, the Company has a net operating loss carryforward of approximately $149,819 available to offset future taxable income through 2028.  The valuation allowance at September 30, 2008 was $57,761.  The net change in the valuation allowance for the period ended September 30, 2008 was an increase of $52,804.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I)  Concentrations

During 2008, the Company purchased 100% of its cigars from one vendor.

(J) Revenue Recognition

The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized when products are received and accepted by the customer.  Risk of loss transfers from the manufacturer to the Company upon shipment of product from the warehouse.  During 2008, one customer accounted for 100% of the Company’s sales.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 and 2007
(K) Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventory consisted of the following at September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Raw Materials	$2,250	$-
Work in Process	-	-
Finished Goods	1,948	-
Provision for obsolescence	-	-
Net Inventory	$4,198	$-

(L) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the years ended September 30, 2008 and 2007, advertising expense was $7,067 and $0, respectively.

(M) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(N) Recent Accounting Pronouncements

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

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 and 2007

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

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 and 2007

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

NOTE 2   PROPERTY AND EQUIPMENT

At September 30, 2008 and 2007, property and equipment is as follows:

	2008	2007

Website costs	$2,500	$-
Less accumulated amortization	(190)	-

	$2,310	$-

Amortization expense for the years ended September 30, 2008 and 2007 was $190 and $0, respectively.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 and 2007

NOTE 3   STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

As of December 31, 2007, the Company issued 1,765,000 shares of common stock for $176,500 ($0.10/share).

For the period from July 24, 2007 (inception) through September 30, 2007, the Company issued 100,000 shares of commons stock for a subscription receivable of $10,000 ($0.10/share).  The subscription receivable was collected on October 17, 2007.

(B) In-Kind Contribution of Services

As of September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

For the period from July 24, 2007 (inception) through September 30, 2007, the shareholder of the Company contributed services having a fair value of $971. (See Note 5)

(C) In-Kind Contribution of Cash

As of September 30, 2008, the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary.

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

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 and 2007

NOTE 4   COMMITMENTS

On October 15, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is in effect until cancelled by either party.

NOTE 5   RELATED PARTY TRANSACTIONS

As of September 30, 2008 the shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand.

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $971 (See Note 3(B)).

As of September 30, 2008 the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary (See Note 3(C)).

NOTE 6   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $163,157 from inception and has a net loss since inception of $161,415 for the period from July 24, 2007 (inception) to September 30, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company. P.A, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.     CONTROLS AND PROCEDURES

Not Applicable

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have two Directors and Officers as follows:

Name	Age	Positions and Offices Held
Barbara Tejeda	39	Chairman, President, and Chief Executive Officer
Rafael Tejeda	47	Secretary

Barbara Tejeda, 39, President.  Ms. Tejeda has been our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer since inception. Since September 2005 she has been a Front End Supervisor, Inventory Control Manager and Sales Clerk at Bed Bath and Beyond in North Carolina. In such capacity she was responsible for maintaining lane accountability, daily audit, deposit of daily cash flow as well as to train new staff and assist with yearly cycle count/inventory audits of other properties. From 2001 to 2004 she worked as a Secretary for Raleigh LDS Institute in North Carolina. In such capacity her responsibilities included providing single point of contact for the facilities, updating monthly calendar and creating formats for generating report, and general administrative/clerical functions. Also from 1998 to 2000 she was the sole proprietor of New Wave Cigar a retail cigar company established in Raleigh, North Carolina in May 1995. Mrs. Tejeda’s responsibilities included managing the daily operations, developing marketing strategies, sale of Dominican Cigars, and Coordinating Cigar and wine tasting events. In addition, she designed and supervised the customer cigar boxes for the 1999 Hudson Belk golf tournament which New Wave Cigars sponsored along side Continental Cigar Importers. Moreover, she has a fashion design and marketing background and has taken various courses and seminars on leadership, and customer satisfaction. Prior to 2001 she held various positions at well known merchandise companies and hotels such as Dress Barn, Springhill Suites, Fairfield Inn, Summit Hospitality, and Kay-Bee Toys.

Rafael Tejeda, 47, Secretary.  Mr. Tejeda has been our Secretary since inception. He is an executive and businessman with experience in the hotel industry in the areas of operations, marketing and public relations. He has held several managerial/Executive positions at various well-known hotels in the Dominican Republic, Miami and New York which include Howard Johnson, Bavaro, AMHSA and others.  Since September 2004 he has been a TV Show Producer and host for a local TV Program “Robert en Vivo” In Santo Domingo which provides a national and international social and financial analysis as well as interviewing prominent individuals.  From April 2002 to August 2004 he was a TV Show Producer and Host of a local TV program “En Resumidas Cuentas”, a daily entertainment and interview family program.  He is fluent in Spanish.

Barbara Tejeda is the sister in law of Rafael Acevedo Tejeda.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended September 30, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Barbara Tejeda Founder, Chairman, and Chief Executive	2008	0	0	0	0	0	0	0	0
Officer	2007	-	-	5,000	-	-	-	-	5,000

Rafael Tejeda,	2008	0	0	0	0	0	0	0	0
Secretary, Director	2007	-	-	-	-	-	-	-	0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Barbara Tejeda 7424 Brighton Village Drive Raleigh, NC 27616	5,000,000	72.83%

Rafael Tejeda Porfirio Herrera #34, Apto. 304, Evaristo Morales, Santo Domingo	0	0%

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended September 30, 2008 and 2007, we were billed approximately $12,030 and $0 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended September 30, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended September 30, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #      Title

14                    Code of Ethics

31.1                 Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                 Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EL MANIEL INTERNATIONAL, INC.

By:	/s/Barbara Tejeda
Founder, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Dated	December 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Barbara Tejeda	Founder, Chairman, Chief Executive Officer,	December 24, 2008
Barbara Tejeda	Chief Financial Officer, Chief Accounting Officer and Director