Form 10-K/A
period 2008-09-30
El Maniel International Inc
filed 2009-01-07
CIK 1423036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1 TO FORM 10-K
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

Revenues for year ended September 30, 2008: $14,205

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of January 6, 2009 was: 6,865,000

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

Holders of Our Common Stock

As of January 6, 2009, we had 51 shareholders of our common stock.

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EL MANIEL INTERNATIONAL, INC.

By:	/s/Barbara Tejeda
Founder, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Dated	January 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Barbara Tejeda	Founder, Chairman, Chief Executive Officer,	January 6, 2009
Barbara Tejeda	Chief Financial Officer, Chief Accounting Officer and Director