Form 10-Q
period 2008-12-31
El Maniel International Inc
filed 2009-01-30
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of January 28, 2009:  6,865,000 shares of Common Stock.

EL MANIEL INTERNATIONAL, INC.

FORM 10-Q

December 31, 2008

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

SIGNATURE

Item 1. Financial Information

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED).

PAGES	5 - 12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	September 30,
	2008	2008
	(Unaudited)
Current Assets
Cash	$864	$22,546
Prepaid expense	500	750
Inventory	23,550	4,198
Deposit	-	10,650
Total Current Assets	24,914	38,144

Property and Equipment, net	3,434	2,310

Total Assets	$28,348	$40,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$10,914	$2,495
Loan payable	1,000	-
Loan payable - related party	1,598	1,603
Total Liabilities	13,512	4,098

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value; 110,000,000 shares authorized,
6,865,000 and 6,865,000 issued and outstanding, respectively	6,865	6,865
Additional paid-in capital	192,206	190,906
Deficit accumulated during the development stage	(184,235)	(161,415)
Total Stockholders' Equity	14,836	36,356

Total Liabilities and Stockholders' Equity	$28,348	$40,454

See accompanying notes condensed consolidated unaudited financial statements

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period from July 24, 2007 (inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue	$2,500	$14,000	$16,705

Cost of Revenue	(1,949)	(12,995)	(14,944)

Gross Profit	551	1,005	1,761

Operating Expenses
Professional fees	18,206	26,000	148,848
Advertising expense	2,145	-	9,212
General and administrative	3,020	4,203	27,936
Total Operating Expenses	23,371	30,203	185,996

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(22,820)	(29,198)	(184,235)

Provision for Income Taxes	-	-	-

NET LOSS	$(22,820)	$(29,198)	$(184,235)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,865,000	6,627,527

See accompanying notes condensed consolidated unaudited financial statements

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from July 24, 2007 (Inception) to December 31, 2008
(Unaudited)

				Deficit
	Common stock		Additional	accumulated during the		Total Stockholder's
			paid-in	development	Subscription	Equity
	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	100,000	100	9,900	-	(10,000)	-

In kind contribution of cash	-	-	100	-	-	100

In kind contribution of services	-	-	971	-	-	971

Net loss for the period July 24, 2007 (inception) to September 30, 2007	-	-	-	(20,551)	-	(20,551)

Balance, September 30, 2007	5,100,000	5,100	10,971	(20,551)	(10,000)	(14,480)

Cash collected on susbscription receivable	-	-	-	-	10,000	10,000

Common stock issued for cash ($0.10/ per share)	1,765,000	1,765	174,735	-	-	176,500

In kind contribution of services	-	-	5,200	-	-	5,200

Net loss, for the year ended September 30, 2008	-	-	-	(140,864)	-	(140,864)

Balance, September 30, 2008	6,865,000	6,865	190,906	(161,415)	-	36,356

In kind contribution of services	-	-	1,300	-	-	1,300

Net loss, for the period ended December 31, 2008	-	-	-	(22,820)	-	(22,820)

Balance, December 31, 2008	6,865,000	$6,865	$192,206	$(184,235)	$-	$14,836

See accompanying notes condensed consolidated unaudited financial statements

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period From July 24, 2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flows Used In Operating Activities:
Net Loss	$(22,820)	$(29,198)	$(184,235)
Adjustments to reconcile net loss to net cash used in operations
Amortization	284	-	474
Common stock issued for services	-	-	5,000
In-kind contribution of services	1,300	1,300	7,471
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	(14,000)
(Increase)/Decrease in prepaid expense	250	-	(500)
(Increase)/Decrease in inventory	(19,352)	(2,250)	(23,550)
(Increase)/Decrease in deposit	10,650	-	-
Increase/(Decrease) in accounts payable and accrued expenses	8,419	(12,067)	10,914
Net Cash Used In Operating Activities	(21,269)	(56,215)	(184,426)

Cash Flows From Investing Activities:
Payment for intangible asset	(1,408)	-	(3,908)
Net Cash Used In Investing Activities	(1,408)	-	(3,908)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	518	-	2,121
Repayments of loan payable - related party	(523)		(523)
In-kind contribution of cash	-	-	100
Proceeds from loan payable	1,000	-	1,000
Proceeds from issuance of common stock	-	186,500	186,500
Net Cash Provided by Financing Activities	995	186,500	189,198

Net Increase /(Decrease) in Cash	(21,682)	130,285	864

Cash at Beginning of Year/Period	22,546	55	-

Cash at End of Year/Period	$864	$130,340	$864

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes condensed consolidated unaudited financial statements

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
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

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of El Maniel International, Inc. from July 24, 2007 (inception) and its 100% owned subsidiary El Maniel Cigar Company.  All inter-company accounts have been eliminated in the consolidation (See Note 4(E)).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008 and September 30, 2008, respectively, the Company had no cash equivalents.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

(E) Website Development Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the period ended December 31, 2008 and September 30, 2008, the Company paid $3,908 and $2,500, respectively, to develop its website.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2008 and 2007, respectively, there were no common share equivalents outstanding.

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

(I)  Concentrations

For the year ended September 30, 2008 and the three months ended December 31, 2008 , the Company purchased 100% of its cigars from one vendor.

For both the three months ended December 31, 2008 and 2007, one customer accounted for 100% of the Company’s sales.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

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

(K) Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventory consisted of the following at December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008
Raw Materials	$2,250	$2,250
Work in Process	-	-
Finished	21,300	1,948
Provision for obsolescence	-	-
Net Inventory	$23,550	$4,198

(L) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the three months ended December 31, 2008 and 2007 and for the period from July 24, 2007 (Inception) to December 31, 2008 , advertising expense was $2,145, $ 0 and $9,212, respectively .

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

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

NOTE 2 PROPERTY AND EQUIPMENT

At December 31, 2008 and September 30, 2008 , property and equipment is as follows:

	December 31, 2008	September 30, 2008

Website costs	$3,908	$2,500
Less accumulated amortization	(474)	(190)

	$3,434	$2,310

Amortization expense for the period ended December 31, 2008 and 2007 and the period from July 24, 2007 (inception) to December 31, 2008 was $284, $0 and $474, respectively.

NOTE 3 LOAN PAYABLE

During December 2008, a non related party loaned the Company $1,000. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand. As of December 31, 2008, the loan payable is $1,000 and is not in default.

For the quarter ended December 31, 2008 , the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due in 120 days or as sales increase. As of December 31 , 2008, the Company still owes $518 to the relative of the principal of the stockholder and is not in default (See Note 6).

For the year ended September 30, 2008 , the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of December 31 , 2008, the Company still owes $1,080 to the principal shareholder and is not in default (See Note 6).

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY

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

(B) In-Kind Contribution of Services

For the quarter ended December 31, 2008, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 6).

As of September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6).

For the period from July 24, 2007 (inception) through September 30, 2007, the shareholder of the Company contributed services having a fair value of $971. (See Note 6)

(C) In-Kind Contribution of Cash

As of September 30, 2007, the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary. (See Note 6)

(D) Stock Issued for Services

On July 24, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 6).

(E) Acquisition Agreement

On September 28, 2007, El Maniel International, Inc. consummated an agreement with El Maniel Cigar Company, pursuant to which El Maniel Cigar Company exchanged all of its members’ interest for 5,000,000 shares or approximately 100% of the common stock of El Maniel International, Inc.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost ,
(See Note 1(B)).

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

NOTE 5 COMMITMENTS

On October 15, 2007 the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  This agreement was terminated effective November 1, 2008.

NOTE 6 RELATED PARTY TRANSACTIONS

For the period ended December 31, 2008, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 4(B)).

As of September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4(B)).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of September 30, 2008, the Company still owes $1,080 to the principal shareholder and is not in default (See Note 3).

For the quarter ended  December 31 , 2008, the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due in 120 days or as sales increase. As of December 31 , 2008, the Company still owes $518 to the relative of the principal of the stockholder , and is not in default (See Note 3).

For the year ended September 30, 2007 the shareholder of the Company contributed services having a fair value of $971 (See Note 4(B)).

As of September 30, 2007, the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary (See Note 4(C)).

On July 24, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 4 (D)).

During the period ended December 31, 2008, the Company had a related party sale of $2,500.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

NOTE 7 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $184,426 from inception and has a net loss since inception of $184,235 for the period from July 24, 2007 (inception) to December 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

We have begun limited operations, and we require outside capital to implement our business model. We have begun to implement our plan to purchase and sell premium cigars. All functions will be coordinated and managed by our founder, including marketing, finance and operations.

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

Limited Operating History

The initial efforts of our founders to establish a cigar company began in early 2007.  We were formed in July 2007 and we have limited operations upon which an evaluation of our company and our prospects can be based.  There can be no assurance that our management will be successful in completing our product development programs, implementing the corporate infrastructure to support operations at the levels called for by our business plan, conclude a successful sales and marketing plan to attain significant penetration of the premium cigar market segment or that we will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Results of Operation

For the quarter ended December 31, 2008, we had $2,500 in revenue and $1,949 of cost of goods sold for a gross profit of $551. Expenses for the period totaled $23,371 resulting in a loss of $22,820. Expenses of $23,371 for the period consisted of $3,020 for general and administrative expenses, $2,145 for advertising expenses and $18,206 for professional fees.

For the period from inception through December 31, 2008, we had $16,705 in revenue. Expenses for the period totaled $185,996 resulting in a loss of $184,235. Expenses of $185,996 for the period consisted of $27,936 for general and administrative expenses, $9,212 for advertising and $148,848 for professional fees.

Capital Resources and Liquidity

As of December 31, 2008 we had $864 in cash.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Barbara Tejeda, our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on her evaluation, Ms. Tejeda concluded that our disclosure controls and procedures were effective as of December 31, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

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

EL MANIEL INTERNATIONAL, INC.

Date: January 28, 2009	By:	/s/ Barbara Tejeda
Barbara Tejeda
Founder, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director