Form 10-Q
period 2009-03-31
El Maniel International Inc
filed 2009-05-20
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, everyInteractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 20, 2009:  6,865,000 shares of Common Stock.

EL MANIEL INTERNATIONAL, INC.

FORM 10-Q

March 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURE

i

Item 1. Financial Information

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGES	5 - 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

ii

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
Current Assets
Cash	$452	$22,546
Prepaid expense	-	750
Inventory	31,467	4,198
Deposit	-	10,650
Total Current Assets	31,919	38,144

Property and Equipment, net	3,113	2,310

Total Assets	$35,032	$40,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$24,102	$2,495
Loan payable	1,073	-
Loan payable - related party	1,598	1,603
Total Liabilities	26,773	4,098

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value; 110,000,000 shares authorized,
6,865,000 and 6,865,000 issued and outstanding, respectively	6,865	6,865
Additional paid-in capital	193,506	190,906
Deficit accumulated during the development stage	(192,112)	(161,415)
Total Stockholders' Equity	8,259	36,356

Total Liabilities and Stockholders' Equity	$35,032	$40,454

See accompanying notes to condensed consolidated unaudited financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from July 24, 2007 (inception) to
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$-	$-	$3,500	$14,000	$17,705

Cost of Revenue	-	-	(2,579)	(12,995)	(15,574)

Gross Profit	-	-	921	1,005	2,131

Operating Expenses
Professional fees	5,678	29,980	23,884	55,980	154,526
Advertising expense	-	3,800	2,145	6,100	9,212
General and administrative	2,569	6,044	5,589	7,947	30,505
Total Operating Expenses	8,247	39,824	31,618	70,027	194,243

Loss from Operations	(8,247)	(39,824)	(30,697)	(69,022)	(192,112)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8,247)	(39,824)	(30,697)	(69,022)	(192,112)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(8,247)	$(39,824)	$(30,697)	$(69,022)	$(192,112)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,865,000	6,865,000	6,865,000	6,746,264

See accompanying notes to condensed consolidated unaudited financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from July 24, 2007 (Inception) to March 31, 2009
(Unaudited)

				Deficit
				accumulated		Total
	Common stock		Additional	during the		Stockholder's
			paid-in	development	Subscription	Equity
	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	5,000,000	5,000	-	-	-	5,000

Common stock issued for cash ($0.10/ per share)	100,000	100	9,900	-	(10,000)	-

In kind contribution of cash	-	-	100	-	-	100

In kind contribution of services	-	-	971	-	-	971

Net loss for the period July 24, 2007 (inception) to September 30, 2007	-	-	-	(20,551)	-	(20,551)

Balance, September 30, 2007	5,100,000	5,100	10,971	(20,551)	(10,000)	(14,480)

Cash collected on subscription receivable	-	-	-	-	10,000	10,000

Common stock issued for cash ($0.10/ per share)	1,765,000	1,765	174,735	-	-	176,500

In kind contribution of services	-	-	5,200	-	-	5,200

Net loss, for the year ended September 30, 2008	-	-	-	(140,864)	-	(140,864)

Balance, September 30, 2008	6,865,000	6,865	190,906	(161,415)	-	36,356

In kind contribution of services	-	-	2,600	-	-	2,600

Net loss, for six months ended March 31, 2009	-	-	-	(30,697)	-	(30,697)

Balance, March 31, 2009	6,865,000	$6,865	$193,506	$(192,112)	$-	$8,259

See accompanying notes to condensed consolidated unaudited financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
	For the Six Months Ended	For the Six Months Ended	From July 24, 2007 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(30,697)	$(69,022)	$(192,112)
Adjustments to reconcile net loss to net cash used in operations
Amortization	605	-	795
Common stock issued for services	-	-	5,000
In-kind contribution of services	2,600	2,600	8,771
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	-
(Increase)/Decrease in prepaid expense	750	(750)	-
(Increase)/Decrease in inventory	(27,269)	(2,250)	(31,467)
(Increase)/Decrease in deposit	10,650	-	-
Increase/(Decrease) in accounts payable and accrued expenses	21,607	(914)	24,102
Net Cash Used In Operating Activities	(21,754)	(70,336)	(184,911)

Cash Flows From Investing Activities:
Payment for intangible asset	(1,408)	-	(3,908)
Net Cash Used In Investing Activities	(1,408)	-	(3,908)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	518	-	2,121
Repayment of loan payable - related party	(523)		(523)
In-kind contribution of cash	-	-	100
Proceeds from loan payable	2,073	-	2,073
Repayment of loan payable	(1,000)	-	(1,000)
Proceeds from issuance of common stock	-	186,500	186,500
Net Cash Provided by Financing Activities	1,068	186,500	189,271

Net Decrease/(Decrease) in Cash	(22,094)	116,164	452

Cash at Beginning of Year/Period	22,546	55	-

Cash at End of Year/Period	$452	$116,219	$452

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009 and September 30, 2008, respectively, the Company had no cash equivalents.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(E) Website Development Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the period ended March 31, 2009 and September 30, 2008, the Company paid $3,908 and $2,500, respectively, to develop its website.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

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

(I)  Concentrations

During 2009, the Company purchased 100% of its cigars from one vendor.

For the period ended March 31, 2009 and 2008, one customer accounted for 71% and 100%, respectively, of the Company’s sales.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

(K) Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventory consisted of the following at March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Raw Materials	$2,250	$2,250
Work in Process	-	-
Finished	29,217	1,948
Provision for obsolescence	-	-
Net Inventory	$31,467	$4,198

(L) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the period ended March 31, 2009 and September 30, 2008, advertising expense was $2,145 and $7,067, respectively.

(M) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(N) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling Deficiency investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 2	PROPERTY AND EQUIPMENT

At March 31, 2009 and September 30, 2008 property and equipment is as follows:

	March 31, 2009	September 30, 2008

Website costs	$3,908	$2,500
Less accumulated amortization	(795)	(190)

	$3,113	$2,310

Amortization expense for the period ended March 31, 2009 and 2008 and the period from July 24, 2007 (inception) to March 31, 2009 was $605, $0 and $795, respectively.

NOTE 3	LOAN PAYABLE

During February 2009, a non related party loaned the Company $1,073. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand. As of March 31, 2009, the loan balance is $1,073 and is not in default.

During December 2008, a non related party loaned the Company $1,000. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand. As of March 31, 2009, the loan balance has been repaid and the loan payable is $0.

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of March 31, 2009, the Company still owes $1,080 to the principal shareholder (See Note 6).

For the quarter ended September 30, 2008, the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due on demand. As of March 31, 2009, the Company still owes $518 to the relative of the principal of the stockholder (See Note 6).

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

(B) In-Kind Contribution of Services

For the six months ended March 31, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 6).

As of September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6).

For the period from July 24, 2007 (inception) through September 30, 2007, the shareholder of the Company contributed services having a fair value of $971 (See Note 6).

(C) In-Kind Contribution of Cash

As of September 30, 2007, the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary (See Note 6).

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

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 5	COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  This agreement was terminated effective November 1, 2008.

NOTE 6	RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4(B)).

As of September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4(B)).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of September 30, 2008, the Company still owes $1,080 to the principal shareholder (See Note 3).

For the quarter ended September 30, 2008, the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due on demand. As of September 30, 2008, the Company still owes $518 to the relative of the principal of the stockholder (See Note 3).

For the period from July 24, 2007 (inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $971 (See Note 4(B)).

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
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $184,911 from inception and has a net loss since inception of $192,112 for the period from July 24, 2007 (inception) to March 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

We have completed the box and ordered 1,000 boxes for inventory. Additionally we have ordered cigars that are being held in inventory by the manufacturer for delivery as we are able to make sales. We have also finished the web site which we think will be an important tool for the sale of the product. We have already begun to introduce the cigars to different consumer groups seeking to get some interest in the cigars. Now that the cigar box is completed and the web site is operational we will begin to selectively introduce the product to various consumer groups. Our initial efforts will be to firms in the financial services industry. We will also work on wedding planners which we see as another source of early introduction. We have hired a marketing consultant who is planning a roll out of the product now that we have inventory and the web site is operational in an effort to have the product available for the holiday market.

Our intent is to find a third-party order and fulfillment partner with all the necessary licenses to sell and deliver cigar products in the U.S. and Canada. This would allow us the fastest access to the markets through a well-established and experienced fulfillment organization. To launch the PLC™ Cigars product line we will begin by making a news announcement and targeting media coverage in a select list of cigar industry media. At launch, a small number of commissioned sales representatives will begin “seeding” select markets with sample boxes of our product along with marketing materials promoting the brand and driving prospective buyers to the web site or a toll-free telephone number for placing orders.

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

We have run through our initial marketing budget primarily through the purchase of inventory and initial marketing expenses.  This essentially covered the cost of inventory to fulfill orders that may come from the marketing efforts. We have a cost for each box of $21.50 and a replaceable placard for personalizing the boxes at $2.80 per box. We initially ordered 1,000 units for inventory at a cost of approximately $24,300 without the cost of shipping and handling. There will be an additional cost to fulfill the orders. We do not expect to have to carry a heavy inventory of the cigars since the company making them will also be fulfilling orders.

We are in the process of assessing our marketing and sales efforts and possible results in light of the companies dire financial status. News announcements, email blasts, seeding efforts and event sponsorship are expected to continue as the primary marketing and promotion efforts to drive sales and revenue growth.

If we are unable to gain any market share for our premium cigars, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.  If we cease operations, investors will not receive any return on their investments.

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

Results of Operation

For the quarter ended March 31, 2009, we had $0 in revenue and $0 of cost of goods sold for a gross profit of $0. Expenses for the period totaled $8,247 resulting in a loss of $8,247. Expenses of $8,247 for the period consisted of $2,569 for general and administrative expenses, $0 for advertising expenses and $5,678 for professional fees.

For the six months ended March 31, 2009, we had $3,500 in revenue and $2,579 of cost of goods sold for a gross profit of $921. Expenses for the period totaled $31,618 resulting in a loss of $30,697. Expenses of $31,618 for the period consisted of $5,589 for general and administrative expenses, $2,145 for advertising expenses and $23,884 for professional fees.

For the quarter ended March 31, 2008, we had $0 in revenue and $0 of cost of goods sold for a gross profit of $0. Expenses for the period totaled $39,824 resulting in a loss of $39,824. Expenses of $39,824 for the period consisted of $6,044 for general and administrative expenses, $3,800 for advertising expenses and $29,980 for professional fees.

For the six months ended March 31, 2008, we had $14,000 in revenue and $12,995 of cost of goods sold for a gross profit of $1,005. Expenses for the period totaled $70,027 resulting in a loss of $69,022. Expenses of $70,027 for the period consisted of $7,947 for general and administrative expenses, $6,100 for advertising expenses and $55,980 for professional fees.

For the period from inception through March 31, 2009, we had $17,705 in revenue and $15,574 of cost of goods sold for a gross profit of $2,131.  Expenses for the period totaled $194,243 resulting in a loss of $192,112. Expenses of $194,243 for the period consisted of $30,505 for general and administrative expenses, $9,212 for advertising and $154,526 for professional fees.

Capital Resources and Liquidity

As of March 31, 2009 we had total current assets of $31,919 which consisted of $452 in cash and $31,467 in inventory which are cigar boxes that we have in inventory as of March 31, 2009.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

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

EL MANIEL INTERNATIONAL, INC.

Date: May 20, 2009	By:	/s/ Barbara Tejeda
Barbara Tejeda
Founder, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director