Form 10-Q
period 2009-06-30
El Maniel International Inc
filed 2009-08-18
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 18, 2009:  96,110,000 shares of Common Stock.

EL MANIEL INTERNATIONAL, INC.

FORM 10-Q

June 30, 2009

INDEX

PART II--OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURE

Item 1. Financial Information

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGES	5 - 12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	September 30,
	2009	2008
	(Unaudited)
Current Assets
Cash	$288	$22,546
Prepaid expense	-	750
Inventory	30,252	4,198
Deposit	-	10,650
Total Current Assets	30,540	38,144

Property and Equipment, net	2,788	2,310

Total Assets	$33,328	$40,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$26,802	$2,495
Sales tax payable	448	-
Loan payable	1,073	-
Loan payable - related party	2,081	1,603
Total Liabilities	30,404	4,098

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.001 par value; 110,000,000 shares authorized,
96,110,000 and 96,110,000 issued and outstanding, respectively	96,110	96,110
Additional paid-in capital	105,561	101,661
Deficit accumulated during the development stage	(198,747)	(161,415)
Total Stockholders' Equity	2,924	36,356

Total Liabilities and Stockholders' Equity	$33,328	$40,454

See accompanying notes to condensed consolidated unaudited financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from July 24, 2007
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	(inception) to June 30, 2009

Revenue	$2,355	$205	$5,855	$14,205	$20,060

Cost of Revenue	(1,215)	-	(3,794)	(12,995)	(16,789)

Gross Profit	1,140	205	2,061	1,210	3,271

Operating Expenses
Professional fees	3,812	32,984	27,696	88,964	158,338
Advertising expense	-	281	2,145	6,381	9,212
General and administrative	3,963	3,255	9,552	11,202	34,468
Total Operating Expenses	7,775	36,520	39,393	106,547	202,018

Loss from Operations	(6,635)	(36,315)	(37,332)	(105,337)	(198,747)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,635)	(36,315)	(37,332)	(105,337)	(198,747)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(6,635)	$(36,315)	$(37,332)	$(105,337)	$(198,747)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	96,110,000	96,110,000	96,110,000	95,001,788

See accompanying notes to condensed consolidated unaudited financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from July 24, 2007 (Inception) to June 30, 2009
(Unaudited)

				Deficit
				accumulated		Total
	Common stock		Additional	during the		Stockholder's
			paid-in	development	Subscription	Equity
	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	70,000,000	70,000	(65,000)	-	-	5,000

Common stock issued for cash ($0.10/ per share)	1,400,000	1,400	8,600	-	(10,000)	-

In kind contribution of cash	-	-	100	-	-	100

In kind contribution of services	-	-	971	-	-	971

Net loss for the period July 24, 2007 (inception) to September 30, 2007	-	-	-	(20,551)	-	(20,551)

Balance, September 30, 2007	71,400,000	71,400	(55,329)	(20,551)	(10,000)	(14,480)

Cash collected on subscription receivable	-	-	-	-	10,000	10,000

Common stock issued for cash ($0.10/ per share)	24,710,000	24,710	151,790	-	-	176,500

In kind contribution of services	-	-	5,200	-	-	5,200

Net loss, for the year ended September 30, 2008	-	-	-	(140,864)	-	(140,864)

Balance, September 30, 2008	96,110,000	96,110	101,661	(161,415)	-	36,356

In kind contribution of services	-	-	3,900	-	-	3,900

Net loss, for nine months ended June 30, 2009	-	-	-	(37,332)	-	(37,332)

Balance, June 30, 2009	96,110,000	$96,110	$105,561	$(198,747)	$-	$2,924

See accompanying notes to condensed consolidated unaudited financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the Period From July 24, 2007 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(37,332)	$(105,337)	$(198,747)
Adjustments to reconcile net loss to net cash used in operations
Amortization	930	46	1,120
Common stock issued for services	-	-	5,000
In-kind contribution of services	3,900	3,900	10,071
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	750	(750)	-
(Increase)/Decrease in inventory	(26,054)	(2,250)	(30,252)
(Increase)/Decrease in deposit	10,650	-	-
Increase/(Decrease) in accounts payable and accrued expenses	24,755	(10,344)	27,250
Net Cash Used In Operating Activities	(22,401)	(114,735)	(185,558)

Cash Flows From Investing Activities:
Payment for intangible asset	(1,408)	(1,500)	(3,908)
Net Cash Used In Investing Activities	(1,408)	(1,500)	(3,908)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	1,001	-	2,604
Repayment of loan payable - related party	(523)		(523)
In-kind contribution of cash	-	-	100
Proceeds from loan payable	2,073	-	2,073
Repayment of loan payable	(1,000)	-	(1,000)
Proceeds from issuance of common stock	-	186,500	186,500
Net Cash Provided by Financing Activities	1,551	186,500	189,754

Net Decrease/(Decrease) in Cash	(22,258)	70,265	288

Cash at Beginning of Year/Period	22,546	55	-

Cash at End of Year/Period	$288	$70,320	$288

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of El Maniel International, Inc. from July 24, 2007 (inception) and its 100% owned subsidiary El Maniel Cigar Company.  All inter-company accounts have been eliminated in the consolidation (See Note 4(E)).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009 and September 30, 2008, respectively, the Company had no cash equivalents.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

(E) Website Development Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the period ended June 30, 2009 and September 30, 2008, the Company paid $3,908 and $2,500, respectively, to develop its website.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

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

For the period ended June 30, 2009, 53% are from Customer A, 43% from Customer B, and 4% from Customer C.

For the period ended June 30, 2008, one customer accounted for 100% of the Company’s sales.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

(K) Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventory consisted of the following at June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Raw Materials	$2,250	$2,250
Work in Process	-	-
Finished	28,002	1,948
Provision for obsolescence	-	-
Net Inventory	$30,252	$4,198

(L) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the period ended June 30, 2009 and September 30, 2008, advertising expense was $2,145 and $7,067, respectively.

(M) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

(N) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 2     PROPERTY AND EQUIPMENT

At June 30, 2009 and September 30, 2008 property and equipment is as follows:

	June 30, 2009	September 30, 2008

Website costs	$3,908	$2,500
Less accumulated amortization	(1,120)	(190)

	$2,788	$2,310

Amortization expense for the period ended June 30, 2009 and 2008 and the period from July 24, 2007 (inception) to June 30, 2009 was $930, $0 and $1,120, respectively.

NOTE 3     LOAN PAYABLE

For the quarter ended June 30, 2009, a related party loaned the Company $483.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of June 30, 2009, the loan balance is $483 (See Note 6).

During February 2009, a non related party loaned the Company $1,073. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand. As of June 30, 2009, the loan balance is $1,073 and is not in default.

During December 2008, a non related party loaned the Company $1,000. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand. As of June 30, 2009, the loan balance has been repaid and the loan payable is $0.

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of June 30, 2009, the Company still owes $1,080 to the principal shareholder (See Note 6).

For the quarter ended September 30, 2008, the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due on demand. As of June 30, 2009, the Company still owes $518 to the relative of the principal of the stockholder (See Note 6).

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 4     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

As of December 31, 2007, the Company issued 1,765,000 shares of common stock for $176,500 ($0.10/share).  As a result of the forward split, the 1,765,000 were increased to 24,710,000 shares ($0.007/share).

For the period from July 24, 2007 (inception) through September 30, 2007, the Company issued 100,000 shares of commons stock for a subscription receivable of $10,000 ($0.10/share).  The subscription receivable was collected during the period ending December 31, 2007.  As a result of the forward split the 100,000 were increased to 1,400,000 shares ($0.007/share).

(B) In-Kind Contribution of Services

For the nine months ended June 30, 2009, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 6).

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

(D) Stock Issued for Services

On July 24, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 6).  As a result of the forward split 5,000,000 shares were increased to 70,000,000 shares ($0.00007/share).

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
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 5     COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  This agreement was terminated effective November 1, 2008.

NOTE 6     RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2009, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 4(B)).

As of September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4(B)).

For the quarter ended June 30, 2009, a related party loaned the Company $483.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of June 30, 2009, the loan balance is $483 (See Note 3).

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

On July 24, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 4 (D)). As a result of the forward split 5,000,000 shares were increased to 70,000,000 shares ($0.0007/share).

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

During the period ended December 31, 2008, the Company had a related party sale of $2,500.

NOTE 7     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $185,558 from inception and has a net loss since inception of $198,747 for the period from July 24, 2007 (inception) to June 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8     SUBSEQUENT EVENTS

On August 5, 2009, the Company's Board of Directors declared a fourteen-for-one stock split to be effected in the form of a stock dividend.  The stock split was distributed on August 6, 2009 to shareholders of record.  A total of 89,245,000 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

On August 11, 2009, a non related party loaned the Company $48,000. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 17, 2009, the date the financial statements were issued.

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

Results of Operation

For the quarter ended June 30, 2009, we had $2,355 in revenue and $1,215 of cost of goods sold for a gross profit of $1,140. Expenses for the period totaled $7,775 resulting in a loss of $6,635. Expenses of $7,775 for the period consisted of $3,963 for general and administrative expenses, $0 for advertising expenses and $3,812 for professional fees.

For the nine months ended June 30, 2009, we had $5,855 in revenue and $3,794 of cost of goods sold for a gross profit of $2,061. Expenses for the period totaled $39,393 resulting in a loss of $37,332. Expenses of $39,393 for the period consisted of $9,552 for general and administrative expenses, $2,145 for advertising expenses and $27,696 for professional fees.

For the quarter ended June 30, 2008, we had $205 in revenue and $0 of cost of goods sold for a gross profit of $205. Expenses for the period totaled $36,520 resulting in a loss of $36,315. Expenses of $36,520 for the period consisted of $3,255 for general and administrative expenses, $281 for advertising expenses and $32,984 for professional fees.

For the nine months ended June 30, 2008, we had $14,205 in revenue and $12,995 of cost of goods sold for a gross profit of $1,210. Expenses for the period totaled $106,547 resulting in a loss of $105,337. Expenses of $106,547 for the period consisted of $11,202 for general and administrative expenses, $6,381 for advertising expenses and $88,964 for professional fees.

For the period from inception through June 30, 2009, we had $20,060 in revenue. $16,789 of cost of goods sold for a gross profit of $3,271.  Expenses for the period totaled $202,018 resulting in a loss of $198,747. Expenses of $202,018 for the period consisted of $34,468 for general and administrative expenses, $9,212 for advertising and $158,338 for professional fees.

Capital Resources and Liquidity

As of June 30, 2009 we had total current assets of $30,540 which consisted of $288 in cash and $30,252 in inventory which are cigar boxes that we have in inventory as of June 30, 2009.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations for the next twelve months.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

On August 5, 2009, the Company's Board of Directors and the majority of the shareholders declared a fourteen-for-one stock split to be effected in the form of a stock dividend.  The stock split was distributed on August 5, 2009 to shareholders of record.  A total of 89,245,000 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

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

EL MANIEL INTERNATIONAL, INC.

Date: August 18, 2009	By:	/s/ Barbara Tejeda
Barbara Tejeda
Founder, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director