Form 10-K
period 2009-09-30
El Maniel International Inc
filed 2010-01-08
CIK 1423036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

 Revenues for year ended September 30, 2009: $5,855

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2009, was: $0

Number of shares of the registrant’s common stock outstanding as of January 6, 2010 was: 96,110,000

Transitional Small Business Disclosure Format:     Yes ☒       No ☐

SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Products

Premium cigars are generally defined as cigars that are hand-made from high quality, natural leaf binder, long-filler and wrapper tobaccos and that retail for $5 or more per cigar.  The principal elements that determine the quality of the cigar are the quality of the tobacco, the curing and aging process and the skill of the hand-roller.  We intend to purchase cigars from one of the oldest and most reputable cigar manufacturer’ in Santo Domingo the Dominican Republic. We have selected ABAM, S.A. as the sole provider of cigars. ABAM will produce PLC Cigars rolled with tobacco grown in the great Cibao Valley, the place where the best tobacco in the Dominican Republic is grown. Our agreement with ABAM ran through the end of 2008 and calls for the following payment of $1.60 per cigar. The Dominican Republic at the present time is recognized internationally by the quality of its cigars, standing out as the first exporter of high quality cigars of the world.

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

On October 12, 2007, we entered into a letter agreement with Europa Capital Investments, LLC for general administrative services. Pursuant to the Agreement we pay a monthly fee of $5,000 to Europa for the general administrative services which include general accounting services and meeting space. In addition, Europa provides consulting services on the process of going public and consulting on potential business opportunities. The agreement was terminated in November 2008.

ITEM 1A.    RISK FACTORS

None.

ITE M 2.       DESCRIPTION OF PROPERTY

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock began trading under the symbol “EMLL:OB” on the OTCBB on July 23, 2008.  Prior to this period, there was minimal trading in our common stock.  On August 5, 2009, the Company's Board of Directors declared a fourteen-for-one stock split which was distributed on August 5, 2009 to shareholders of record.  A total of 89,245,000 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock split.

Holders of Our Common Stock

As of January 6, 2010, we had 51 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.       SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

We have completed the design and manufacture of the cigar box from China and ordered 1,000 boxes for inventory. Additionally we have ordered cigars that are being held in inventory by the manufacturer for delivery as we are able to make sales. We have also finished the web site which we think will be an important tool for the sale of the product. Once the cigar box was completed and the website was operational we began introducing the cigars to different consumer groups seeking to generate some interest. Our initial efforts was to firms in the financial services industry with little success. We will begin to work on wedding planners which we see as a possible source of introduction.

We have tried to find a third-party order and fulfillment partner with all the necessary licenses to sell and deliver cigar products in the U.S. and Canada. We hope that this would allow us the fastest access to the markets through a well-established and experienced fulfillment organization.

We have seen a significant slow down in the market opportunity for specialty cigars in the last half of 2009 Over the next 12 months we will try to get back on track of hitting our target to place approximately 100-200 units with opinion leaders, media professionals and prospective customers to start to generate awareness of the PLC Cigars product line and initiate the sales effort; conduct at least three direct email blasts to targeted contacts from cigar industry media subscriber lists; sponsor at least two small events in conjunction with cigar industry events, such as the industry’s annual trade show and convention in July; and place advertising on three targeted cigar industry online media.

We have run through our initial marketing budget primarily through the purchase of inventory and initial marketing expenses.  This essentially covered the cost of inventory to fulfill orders that may come from the marketing efforts. We have a cost for each box of $21.50 and a replaceable placard for personalizing the boxes at $2.80 per box. We initially ordered 1,000 units for inventory at a cost of approximately $24,300 without the cost of shipping and handling. There will be an additional cost to fulfill the orders if it becomes necessary. We are currently fulfilling any orders we have from local inventory though we still have inventory with the manufacturer if it becomes necessary.

We are in the process of assessing our marketing and sales efforts and possible results in light of the company’s dire financial status. News announcements, email blasts, seeding efforts and event sponsorship are expected to continue as the primary marketing and promotion efforts to drive sales and revenue growth.

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

Results of Operation

For the year ended September 30, 2009, we had $5,855 in revenue and $34,046 of cost of goods sold which included an impairment of inventory of $30,252 for a gross loss of $28,191. Expenses for the period totaled $62,375 resulting in a loss of $90,566. Expenses of $62,375 for the period consisted of $14,432 for general and administrative expenses, $2,145 for advertising expenses and $45,798 for professional fees. Revenues are down in 2009 because our business slowed considerable as the economy turned down. We could only generate a small amount of sales because both direct and “on line” sales were greatly affected by the economy. We were also forced to write off a substantial amount of inventory in fiscal 2009 because it sat too long and was no longer capable of being sold.

For the year ended September 30, 2008, we had $14,205 in revenue and $12,995 of cost of goods sold for a gross profit of $1,210. Expenses for the period totaled $142,074 resulting in a loss of $140,864. Expenses of $142,074 for the period consisted of $16,465 for general and administrative expenses, $7,067 for advertising expenses and $118,542 for professional fees.  Fiscal year 2008 was slightly better in terms of the economy and it was really the beginning of our cigar sales.  Consequently, we had some sales in Fiscal 2008 but we also had a large amount of professional fees which involved setting up all aspects of the cigar sales which included sourcing our product and additionally involved the typical expenses of being a public company.

For the period from inception through September 30, 2009, we had $20,060 in revenue and $47,041 of cost of goods sold which included an impairment of inventory of $30,252 for a gross loss of $26,981. Expenses for the period totaled $225,000 resulting in a loss of $251,981. Expenses of $225,000 for the period consisted of $39,348 for general and administrative expenses, $9,212 for advertising and $176,440 for professional fees.

Capital Resources and Liquidity

As of September 30, 2009 we had $919 in cash.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND 2008.

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO SEPTEMBER 30, 2009.

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO SEPTEMBER 30, 2009.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO SEPTEMBER 30, 2009.

PAGES	F-6 - F-13	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
El Maniel International, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of El Maniel International, Inc. and subsidiary (A Development Stage Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholder’s equity (deficiency) and cash flows for the two years then ended and the period from July 24, 2007 (inception) to September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of El Maniel International, Inc. and subsidiary (A Development Stage Company) as of September 30, 2009 and 2008 and the results of its consolidated operations and its cash flows for the two years then ended and the period from July 24, 2007 (inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company is in the development stage with minimal operations, used cash in operations of $232,203 from inception and has a net loss since inception of $251,981 for the period from July 24, 2007 (inception) to September 30, 2009.  In addition, there is a working capital deficiency of $51,470 and stockholders’ deficiency of $49,010 as of September 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 7.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEBB & COMPANY, P.A.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
December 23, 2009

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30,	September 30,
	2009	2008
Current Assets
Cash	$919	$22,546
Prepaid expense	-	750
Inventory	-	4,198
Deposit	-	10,650
Total Current Assets	919	38,144

Property and Equipment, net	2,460	2,310

Total Assets	$3,379	$40,454

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)

Current Liabilities
Accounts payable	$1,419	$2,495
Sales tax payable	540	-
Note payable	49,349	-
Loan payable - related party	1,081	1,603
Total Liabilities	52,389	4,098

Commitments and Contingencies	-	-

Stockholders' Equity(Deficiency)
Common stock, $0.001 par value; 110,000,000 shares authorized,
96,110,000 and 96,110,000 issued and outstanding, respectively	96,110	96,110
Additional paid-in capital	106,861	101,661
Deficit accumulated during the development stage	(251,981)	(161,415)
Total Stockholders' Equity(Deficiency)	(49,010)	36,356

Total Liabilities and Stockholders' Equity(Deficiency)	$3,379	$40,454

See accompanying notes to consolidtaed financial statements

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended		For the Period from July 24, 2007
	September 30, 2009	September 30, 2008	(inception) to September 30, 2009

Revenue	$5,855	$14,205	$20,060

Cost of Revenue	(34,046)	(12,995)	(47,041)

Gross Profit (loss)	(28,191)	1,210	(26,891)

Operating Expenses
Professional fees	45,798	118,542	176,440
Advertising expense	2,145	7,067	9,212
General and administrative	14,432	16,465	39,348
Total Operating Expenses	62,375	142,074	225,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(90,566)	(140,864)	(251,981)

Provision for Income Taxes	-	-	-

NET LOSS	$(90,566)	$(140,864)	$(251,981)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year - Basic and Diluted	96,110,000	95,281,130

See accompanying notes to consolidtaed financial statements

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from July 24, 2007 (Inception) to September 30, 2009

				Deficit
				accumulated		Total
	Common stock		Additional	during the		Stockholder's
			paid-in	development	Subscription	Equity
	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance July 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	70,000,000	70,000	(65,000)	-	-	5,000

Common stock issued for cash ($0.10/ per share)	1,400,000	1,400	8,600	-	(10,000)	-

In kind contribution of cash	-	-	100	-	-	100

In kind contribution of services	-	-	971	-	-	971

Net loss for the period July 24, 2007 (inception) to September 30, 2007	-	-	-	(20,551)	-	(20,551)

Balance, September 30, 2007	71,400,000	71,400	(55,329)	(20,551)	(10,000)	(14,480)

Cash collected on subscription receivable	-	-	-	-	10,000	10,000

Common stock issued for cash ($0.10/ per share)	24,710,000	24,710	151,790	-	-	176,500

In kind contribution of services	-	-	5,200	-	-	5,200

Net loss, for the year ended September 30, 2008	-	-	-	(140,864)	-	(140,864)

Balance, September 30, 2008	96,110,000	96,110	101,661	(161,415)	-	36,356

In kind contribution of services	-	-	5,200	-	-	5,200

Net loss, for the year ended September 30, 2009	-	-	-	(90,566)	-	(90,566)

Balance, September 30, 2009	96,110,000	$96,110	$106,861	$(251,981)	$-	$(49,010)

See accompanying notes to consolidtaed financial statements

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period
	For the Year Ended	For the	From July 24, 2007
	Year Ended September 30, 2009	Year Ended September 30, 2008	(Inception) to September 30, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(90,566)	$(140,864)	$(251,981)
Adjustments to reconcile net loss to net cash used in operations
Amortization	1,258	190	1,448
Loss on impairment of inventory	30,252	-	30,252
Common stock issued for services	-	-	5,000
In-kind contribution of services	5,200	5,200	11,371
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	750	(750)	-
(Increase)/Decrease in inventory	(26,054)	(4,198)	(30,252)
(Increase)/Decrease in deposit	10,650	(10,650)	-
Increase/(Decrease) in accounts payable and accrued expenses	(536)	(10,437)	1,959
Net Cash Used In Operating Activities	(69,046)	(161,509)	(232,203)

Cash Flows From Investing Activities:	(1,408)	(2,500)	(3,908)
Net Cash Used In Investing Activities	(1,408)	(2,500)	(3,908)

Cash Flows From Financing Activities:
Proceeds from note payable	-	-	-
Proceeds from loan payable- related party	1,001	-	2,604
Repayment of loan payable - related party	(1,523)	-	(1,523)
In-kind contribution of cash	-	-	100
Proceeds from loans payable	50,349	-	50,349
Repayment of loan payable	(1,000)	-	(1,000)
Proceeds from issuance of common stock	-	186,500	186,500
Net Cash Provided by Financing Activities	48,827	186,500	237,030

Net Decrease/(Decrease) in Cash	(21,627)	22,491	919

Cash at Beginning of Year/Period	22,546	55	-

Cash at End of Year/Period	$919	$22,546	$919

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to consolidtaed financial statements

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 and 2008, respectively, the Company had no cash equivalents.

(E) Website Development Costs

Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the years ended September 30, 2009 and 2008, the Company paid $1,408 and $2,500, respectively, to develop its website.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

(G) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of September 30, 2009, the Company has a net operating loss carryforward of approximately $204,933 available to offset future taxable income through 2029.  The valuation allowance at September 30, 2009 was $78,346.  The net change in the valuation allowance for the period ended September 30, 2009 was an increase of approximately $32,000.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I)  Concentrations

During 2009, the Company purchased 100% of its cigars from one vendor.

For the year ended September 30, 2009, 43% of sales are to Customer A, 34% to Customer B, and 21% to Customer C.

For the year ended September 30, 2008, one customer accounted for 100% of the Company’s sales.

(J) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized when products are received and accepted by the customer.  Risk of loss transfers from the manufacturer to the Company upon shipment of product from the warehouse.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

(K) Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. At September 30, 2009, the Company determined that inventory on hand was slow moving and recognized an impairment loss of $30,252.  Inventory consisted of the following at September 30, 2009 and September 30, 2008:

	September 30, 2009	September 30, 2008
Raw Materials	$23,550	$2,250
Work in Process	-	-
Finished	6,702	1,948
Provision for impairment	(30,252)	-
Net Inventory	$-	$4,198

(L) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the period ended September 30, 2009 and 2008, advertising expense was $2,145 and $7,067, respectively.

(M) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(N) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

NOTE 2     PROPERTY AND EQUIPMENT

At September 30, 2009 and September 30, 2008 property and equipment is as follows:

	September 30, 2009	September 30, 2008

Website costs	$3,908	$2,500
Less accumulated amortization	(1,448)	(190)
	$2,460	$2,310

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

Amortization expense for the years ended September 30, 2009 and 2008 and the period from July 24, 2007 (inception) to September 30, 2009 was $1,258, $190 and $1,448, respectively.

NOTE 3      LOANS PAYABLE

For the year ended September 30, 2009, a related party loaned the Company $483.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance has been repaid and the loan payable is $0 (See Note 6).

For the year ended September 30, 2009, a non related party loaned the Company $276.  The loan is noninterest bearing and payable on demand. As of September 30, 2009, the loan balance is $276 and is not in default.  This loan was repaid in October 2009 (see Note 8).

On August 11, 2009, a non related party loaned the Company $48,000. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance is $48,000 and is not in default.

During February 2009, a non related party loaned the Company $1,073. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand. As of September 30, 2009, the loan balance is $1,073 and is not in default.

During December 2008, the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due on demand. As of September 30, 2009, the loan balance has been repaid and the loan payable is $0 (See Note 6).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of September 30, 2009, the Company still owes $1,081 to the principal shareholder (See Note 6).

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE 4      STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

As of December 31, 2007, the Company issued 1,765,000 shares of common stock for $176,500 ($0.10/share).  As a result of the forward split, the 1,765,000 were increased to 24,710,000 shares ($0.007/share).

For the period from July 24, 2007 (inception) through September 30, 2007, the Company issued 100,000 shares of common stock for a subscription receivable of $10,000 ($0.10/share).  The subscription receivable was collected during the period ending December 31, 2007.  As a result of the forward split the 100,000 were increased to 1,400,000 shares ($0.007/share).

(B) In-Kind Contribution of Services

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6).

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

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

(F) Stock Split

On August 5, 2009, the Company's Board of Directors declared a fourteen-for-one stock split which was distributed on August 5, 2009 to shareholders of record.  A total of 89,245,000 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock split.

NOTE 5     COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  This agreement was terminated effective November 1, 2008.

NOTE 6      RELATED PARTY TRANSACTIONS

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4(B)).

As of September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4(B)).

For the year ended September 30, 2009, a related party loaned the Company $483.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance has been repaid and the loan payable is $0 (See Note 3).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of September 30, 2008, the Company still owes $1,081 to the principal shareholder (See Note 3).

During December 2008, the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due on demand. As of September 30, 2009, the loan balance has been repaid and the loan payable is $0 (See Note 3).

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
AS OF SEPTEMBER 30, 2009

On July 24, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 4 (D)). As a result of the forward split 5,000,000 shares were increased to 70,000,000 shares ($0.0007/share).

During 2009, the Company had related party sales of $2,500.

NOTE 7      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $232,203 from inception and has a net loss since inception of $251,981 for the period from July 24, 2007 (inception) to September 30, 2009.  In addition, there is a working capital deficiency of $51,470 and stockholders’ deficiency of $49,010 as of September 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8      SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 23, 2009, the date the financial statements were issued.

For the year ended September 30, 2009, a non related party loaned the Company $276.  The loan is noninterest bearing and payable on demand. As of September 30, 2009, the loan balance is $276 and is not in default.  This loan was repaid in October 2009 (see Note 3).

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have two Directors and Officers as follows:

Name	Age	Positions and Offices Held
Barbara Tejeda	40	Chairman, President, and Chief Executive Officer
Rafael Tejeda	48	Secretary

Barbara Tejeda, 39, President.  Ms. Tejeda has been our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer since inception. Since September 2005 she has been a Front End Supervisor, Inventory Control Manager and Sales Clerk at Bed Bath and Beyond in North Carolina. In such capacity she was responsible for maintaining lane accountability, daily audit, deposit of daily cash flow as well as to train new staff and assist with yearly cycle count/inventory audits of other properties. From 2001 to 2004 she worked as a Secretary for Raleigh LDS Institute in North Carolina. In such capacity her responsibilities included providing single point of contact for the facilities, updating monthly calendar and creating formats for generating report, and general administrative/clerical functions. Also from 1998 to 2000 she was the sole proprietor of New Wave Cigar a retail cigar company established in Raleigh, North Carolina in May 1995. Ms. Tejeda’s responsibilities included managing the daily operations, developing marketing strategies, sale of Dominican Cigars, and Coordinating Cigar and wine tasting events. In addition, she designed and supervised the customer cigar boxes for the 1999 Hudson Belk golf tournament which New Wave Cigars sponsored along side Continental Cigar Importers. Moreover, she has a fashion design and marketing background and has taken various courses and seminars on leadership, and customer satisfaction. Prior to 2001 she held various positions at well known merchandise companies and hotels such as Dress Barn, Springhill Suites, Fairfield Inn, Summit Hospitality, and Kay-Bee Toys.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended September 30, 2009.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed on January 7, 2009 as an exhibit to the Form 10K/A.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Barbara Tejeda Founder, Chairman, and Chief Executive	2009	0	0	0	0	0	0	0	0
Officer	2008	0	0	0	0	0	0	0	0

Rafael Tejeda,	2009	0	0	0	0	0	0	0	0
Secretary, Director	2008	0	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Barbara Tejeda 7424 Brighton Village Drive Raleigh, NC 27616	70,000,000	72.83%

Rafael Tejeda Porfirio Herrera #34, Apto. 304, Evaristo Morales, Santo Domingo	0	0%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $5,200.

For the year ended September 30, 2009, a related party loaned the Company $483.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance has been repaid and the loan payable is $0.

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of September 30, 2009, the Company still owes $1,081 to the principal shareholder.

During December 2008, the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due on demand. As of September 30, 2009, the loan balance has been repaid and the loan payable is $0.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended September 30, 2009 and 2008, we were billed approximately $15,126 and $12,030 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended September 30, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended September 30, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2009 and 2008.

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

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

14	The Code of Ethics was previously filed on January 7, 2009 as an exhibit to the Form 10K/A.

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EL MANIEL INTERNATIONAL, INC.

By:	/s/Barbara Tejeda
Founder, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Dated	January 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Barbara Tejeda	Founder, Chairman, Chief Executive Officer,	January 8, 2010
Barbara Tejeda	Chief Financial Officer, Chief Accounting Officer and Director