Form 10-Q
period 2009-12-31
El Maniel International Inc
filed 2010-02-16
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of February 16, 2010:    96,110,000 shares of Common Stock.

EL MANIEL INTERNATIONAL, INC.

FORM 10-Q

December 31, 2009

Item 1. Financial Information

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 (UNAUDITED) AND SEPTEMBER 30, 2009

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’DEFICIENCY FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED).

PAGES	5 - 12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	December 31	September 30,
ASSETS	2009	2009
	(Unaudited)
Current Assets
Cash	$91	$919
Total Current Assets	91	919

Property and Equipment, net	-	2,460

Total Assets	$91	$3,379

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$8,693	$1,419
Sales tax payable	-	540
Note payable	49,509	49,349
Loan payable - related party	1,081	1,081
Total Liabilities	59,283	52,389

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 110,000,000 shares authorized,
96,110,000 and 96,110,000 issued and outstanding, respectively	96,110	96,110
Additional paid-in capital	109,307	106,861
Deficit accumulated during the development stage	(264,609)	(251,981)
Total Stockholders' Deficiency	(59,192)	(49,010)

Total Liabilities and Stockholders' Deficiency	$91	$3,379

See accompanying notes to condensed consolidated unaudited financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from July 24, 2008 (inception) to December 31, 2009
	December 31, 2009	December 31, 2008

Revenue	$-	$2,500	$20,060

Cost of Revenue	-	(1,949)	(47,041)

Gross Profit	-	551	(26,981)

Operating Expenses
Professional fees	7,206	18,206	183,646
Advertising expense	-	2,145	9,212
General and administrative	4,276	3,020	43,624
Total Operating Expenses	11,482	23,371	236,482

Loss from Operations	(11,482)	(22,820)	(263,463)

Other Expenses
Interest Expense	(1,146)	-	(1,146)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(12,628)	(22,820)	(264,609)

Provision for Income Taxes	-	-	-

NET LOSS	$(12,628)	$(22,820)	$(264,609)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year - Basic and Diluted	96,110,000	96,110,000

See accompanying notes to condensed consolidated unaudited financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Deficiency
For the period from July 24, 2007 (Inception) to December 31, 2009
(Unaudited)

				Deficit
	Common stock		Additional	accumulated during the		Total
			paid-in	development	Subscription	Stockholder's
	Shares	Amount	capital	stage	Receivable	Deficiency

Balance July 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	70,000,000	70,000	(65,000)	-	-	5,000

Common stock issued for cash ($0.10/ per share)	1,400,000	1,400	8,600	-	(10,000)	-

In kind contribution of cash	-	-	100	-	-	100

In kind contribution of services	-	-	971	-	-	971

Net loss for the period July 24, 2007 (inception) to September 30, 2007	-	-	-	(20,551)	-	(20,551)

Balance, September 30, 2007	71,400,000	71,400	(55,329)	(20,551)	(10,000)	(14,480)

Cash collected on subscription receivable	-	-	-	-	10,000	10,000

Common stock issued for cash ($0.10/ per share)	24,710,000	24,710	151,790	-	-	176,500

In kind contribution of services	-	-	5,200	-	-	5,200

Net loss, for the year ended September 30, 2008	-	-	-	(140,864)	-	(140,864)

Balance, September 30, 2008	96,110,000	96,110	101,661	(161,415)	-	36,356

In kind contribution of services	-	-	5,200	-	-	5,200

Net loss, for the year ended September 30, 2009	-	-	-	(90,566)	-	(90,566)

Balance, September 30, 2009	96,110,000	96,110	106,861	(251,981)	-	(49,010)

In kind contribution of interest	-	-	1,146	-	-	1,146

In kind contribution of services	-	-	1,300	-	-	1,300

Net loss, for the period ended December 31, 2009	-	-	-	(12,628)	-	(12,628)

Balance, for the period ended December 31, 2009	96,110,000	$96,110	$109,307	$(264,609)	-	$(59,192)

See accompanying notes to condensed consolidated unaudited financial statements.

El Maniel International, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008	For the Period From July 24, 2007 (Inception) to December 31, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(12,628)	$(22,820)	$(264,609)
Adjustments to reconcile net loss to net cash used in operations
Amortization	328	284	1,776
Loss on impairment of inventory	-	-	30,252
Loss on impairment of website	2,132	-	2,132
Common stock issued for services	-	-	5,000
In-kind contribution of services	1,300	1,300	12,671
In-kind contribution of interest	1,146	-	1,146
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	-	250	-
(Increase)/Decrease in inventory	-	(19,352)	(30,252)
(Increase)/Decrease in deposit	-	10,650	-
Increase/(Decrease) in accounts payable and accrued expenses	6,734	8,419	8,693
Net Cash Used In Operating Activities	(988)	(21,269)	(233,191)

Cash Flows From Investing Activities:
Payment for intangible asset	-	(1,408)	(3,908)
Net Cash Used In Investing Activities	-	(1,408)	(3,908)

Cash Flows From Financing Activities:
Proceeds from note payable	-	-	-
Proceeds from loan payable- related party	448	(5)	3,052
Repayment of loan payable - related party	(288)	-	(1,811)
In-kind contribution of cash	-	-	100
Proceeds from loans payable	-	1,000	50,349
Repayment of loan payable	-	-	(1,000)
Proceeds from issuance of common stock	-	-	186,500
Net Cash Provided by Financing Activities	160	995	237,190

Net Decrease/(Decrease) in Cash	(828)	(21,682)	91

Cash at Beginning of Year/Period	919	22,546	-

Cash at End of Year/Period	$91	$864	$91

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008, respectively, the Company had no cash equivalents.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

(E) Website Development Costs

Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the period ended December 31, 2009 and for the year ended September 30, 2009 the Company paid $0 and $3,908, respectively, to develop its website.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

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

(I)  Concentrations

For the three months ended December 31, 2008 the Company purchased 100% of its cigars from one vendor.

For the three months ended December 31, 2008, one customer accounted for 100% of the Company’s sales.

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

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

(K) Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. At September 30, 2009, the Company determined that inventory on hand was slow moving and recognized an impairment loss of $30,252.  Inventory consisted of the following at December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009
Raw Materials	$-	$23,550
Work in Process	-	-
Finished	-	6,702
Provision for impairment	-	(30,252)
Net Inventory	$-	$-

(L) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the thre three months  ended December 31, 2009 and 2008 and for the period from July 24, 2007(inception) to December 31, 2009, advertising expense was $0, $2,145, and $11,627 respectively.

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
AS OF DECEMBER 31, 2009
(UNAUDITED)

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

NOTE 2	PROPERTY AND EQUIPMENT

At December 31, 2009 and September 30, 2009 property and equipment is as follows:

	December 31, 2009	September 30, 2009

Website costs	$3,908	$3,908
Less accumulated amortization	(1,776)	(1,448)
Provision for impairment	(2,132)	_

	$-	$2,460

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

Amortization expense for the three months ended December 31, 2009 and 2008 and the period from July 24, 2007 (inception) to December 31, 2009 was $328, $284 and $1,776, respectively.  At December 31, 2009, the Company recognized an impairment loss of $2,132.

NOTE 3	LOANS PAYABLE

On December 12, 2009, a non related party loaned the Company $448.  The loan is noninterest bearing and payable on demand. A loan payment of $11 has been made and as of December 31, 2009, the loan balance is $436 and is not in default. For the period ended December 31, 2009, the Company recorded contributed interest expense having a fair value of $1.

For the year ended September 30, 2009, a related party loaned the Company $483.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance has been repaid and the loan payable is $0 (See Note 6).

For the year ended September 30, 2009, a non related party loaned the Company $276.  The loan is noninterest bearing and payable on demand.  The loan was repaid on October 12, 2009. As of December 31, 2009, the loan balance is $0.

On August 11, 2009, a non related party loaned the Company $48,000. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand.  As of December 31, 2009, the loan balance is $48,000 and is not in default.  For the period ended December 31, 2009, the Company recorded contributed interest expense having a fair value of $934.

During February 2009, a non related party loaned the Company $1,073. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand. As of December 31, 2009, the loan balance is $1,073 and is not in default. For the period ended December 31, 2009, the Company recorded contributed interest expense having a fair value of $47.

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

During December 2008, the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due on demand. As of September 30, 2009, the loan balance has been repaid and the loan payable is $0.  For the period ended December 31, 2009, the Company recorded contributed interest expense having a fair value of $34 (See Note 6).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of December 31, 2009, the Company still owes $1,081 to the principal shareholder.  For the period ended December 31, 2009, the Company recorded contributed interest expense having a fair value of $129 (See Note 6).

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

(B) In-Kind Contribution of Services

For the period ended December 31, 2009, the Company recorded contributed interest expense having a fair value of $1,146 (See Note 3).

For the period ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 6).

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
AS OF DECEMBER 31, 2009
(UNAUDITED)

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

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

NOTE 6	RELATED PARTY TRANSACTIONS

For the period ended December 31, 2009, the Company recorded related party contributed interest expense having a fair value of $1,146 (See Note 3).

For the period ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 4(B)).

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

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of December 31, 2009, the Company still owes $1,081 to the principal shareholder (See Note 3).

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

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $233,191 from inception and has a net loss since inception of $264,609 for the period from July 24, 2007 (inception) to December 31, 2009.  In addition, there is a working capital deficiency of $59,192 and stockholders’ deficiency of $57,060 as of December 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 10, 2010, the date the financial statements were issued.

On January 11, 2010, a non related party loaned the Company $538. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand.

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

Plan of Operation

We have completed the cigar box and ordered 1,000 boxes for inventory. Additionally we have ordered and paid for cigars that are being held in inventory by the manufacturer for delivery as we are able to make sales. We have also finished the web site which we continue to try to use as a tool for the sale of the product. We have already begun to introduce the cigars to different consumer groups seeking to get some interest in the cigars. With the cigar box completed and the web site  operational we will continue to selectively introduce the product to various consumer groups. Our initial efforts were to firms in the financial services industry but that has only resulted in limited sales. We will begin work on wedding planners which we see a possible source of early introduction. We have hired a marketing consultant who is helping to roll out the product now that we have inventory and an  operational web site.

We continue to look for a third-party order and fulfillment partner with all the necessary licenses to sell and deliver cigar products in the U.S. and Canada. This would allow us the fastest access to the markets through a well-established and experienced fulfillment organization.

Over the next 12 months our target is to place approximately 100-200 units with opinion leaders, media professionals and prospective customers to start to generate awareness of the PLC Cigars product line and initiate the sales effort; conduct at least three direct email blasts to targeted contacts from cigar industry media subscriber lists; sponsor at least two small events in conjunction with cigar industry events and local festivals such as the Durham Beer Festival.

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

If we are unable to gain any market share for our premium cigars, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.  If we cease operations, investors will not receive any return on their investments.   We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to gain a market share for our product. As a result of the foregoing, we may begin to explore our options regarding the development of a new business plan and direction.

Limited Operating History

The initial efforts of our founders to establish a cigar company began in early 2007.  We were formed in July 2007 and we have limited operations upon which an evaluation of our company and our prospects can be based.  There can be no assurance that our management will be successful in concluding a successful sales and marketing plan to attain significant penetration of the premium cigar market segment or that we will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Results of Operation

For the quarter ended December 31, 2009, we had $0 in revenue and $0 of cost of goods sold for a gross profit of $0.  Expenses for the period totaled $12,628 resulting in a loss of $0. Expenses of $12,628 for the period consisted of $4,276 for general and administrative expenses, $0 for advertising expenses and $7,206 for professional fees.

For the quarter ended December 31, 2008, we had $2,500 in revenue and $1,949 of cost of goods sold for a gross profit of $551. Expenses for the period totaled $23,371 resulting in a loss of $22,820. Expenses of $23,371 for the period consisted of $3,020 for general and administrative expenses, $2,145 for advertising expenses and $18,206 for professional fees.

For the period from inception through December 31, 2009, we had $20,060 in revenue. ($47,041) of cost of goods sold for a gross loss of ($26,981).  Expenses for the period totaled $236,482 resulting in a loss of $264,609. Expenses of $236,482 for the period consisted of $43,624 for general and administrative expenses, $9,212for advertising and $183,646for professional fees.

Capital Resources and Liquidity

As of December 31, 2009 we had total current assets of $91 which consisted of $91 in cash and $0 in inventory which are cigar boxes that we have in inventory as of December 31, 2009.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $20,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

EL MANIEL INTERNATIONAL, INC.

Date: February 16, 2010	By:	/s/ Barbara Tejeda
Barbara Tejeda
Founder, Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director