Form 10-Q
period 2010-03-31
El Maniel International Inc
filed 2010-05-24
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EL MANIEL INTERNATIONAL, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-148988	562672870
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

13520 Oriental St
Rockville, Md 20853
 (Address of Principal Executive Offices)
 _______________

(202) 536-5191
 (Issuer Telephone number)
_______________

7424 Brighton Village Drive, Raleigh, NC 27616
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

EL MANIEL INTERNATIONAL, INC.

FORM 10-Q

December 31, 2009

Item 1. Financial Information

EL MANIEL INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND SEPTEMBER 30, 2009 (CONSOLIDATED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (CONSOLIDATED), AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO MARCH 31, 2010.

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (CONSOLIDATED), AND FOR THE PERIOD FROM JULY 24, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGES	5 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

El Maniel International, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	September 30,
	2010	2009
	(Unaudited)	(Consolidated)
Current Assets
Cash	$-	$919
Total Current Assets	-	919

Property and Equipment, net	-	2,460

Total Assets	$-	$3,379

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$-	$1,419
Sales tax payable	-	540
Note payable	-	49,349
Loan payable - related party	-	1,081
Total Liabilities	-	52,389

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 110,000,000 shares authorized,
91,110,000 and 96,110,000 issued and outstanding, respectively	91,110	96,110
Additional paid-in capital	153,534	106,861
Deficit accumulated during the development stage	(244,644)	(251,981)
Total Stockholders' Deficiency	-	(49,010)

Total Liabilities and Stockholders' Deficiency	$-	$3,379

See accompanying notes financial statements

El Maniel International, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from July 24, 2007
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	(inception) to March 31, 2010
		(Consolidated)		(Consolidated)

Revenue	$-	$-	$-	$3,500	$20,060

Cost of Revenue	-	-	-	(2,579)	(47,041)

Gross Profit	-	-	-	921	(26,981)

Operating Expenses
Professional fees	17,339	5,678	24,545	23,884	200,985
Advertising expense	-	-	-	2,145	9,212
General and administrative	3,994	2,569	8,270	5,589	47,618
Total Operating Expenses	21,333	8,247	32,815	31,618	257,815

Loss from Operations	(21,333)	(8,247)	(32,815)	(30,697)	(284,796)

Other Income/(Expenses)
Gain on disposal	42,008	-	42,008		42,008
Interest Expense	(710)	-	(1,856)	-	(1,856)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	19,965	(8,247)	7,337	(30,697)	(244,644)

Provision for Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	$19,965	$(8,247)	$7,337	$(30,697)	$(244,644)

NET INCOME (LOSS) PER SHARE - Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding
during the year - Basic and Diluted	94,943,333	96,110,000	95,529,890	96,110,000

See accompanying notes financial statements

El Maniel International, Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from July 24, 2007 (Inception) to March 31, 2010
(Unaudited)

				Deficit
	Common stock		Additional	accumulated during the		Total
			paid-in	development	Subscription	Stockholder's
	Shares	Amount	capital	stage	Receivable	Deficiency

Balance July 24, 2007	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	70,000,000	70,000	(65,000)	-	-	5,000

Common stock issued for cash ($0.10/ per share)	1,400,000	1,400	8,600	-	(10,000)	-

In kind contribution of cash	-	-	100	-	-	100

In kind contribution of services	-	-	971	-	-	971

Net loss for the period July 24, 2007 (inception) to September 30, 2007	-	-	-	(20,551)	-	(20,551)

Balance, September 30, 2007 (consolidated)	71,400,000	71,400	(55,329)	(20,551)	(10,000)	(14,480)

Cash collected on subscription receivable	-	-	-	-	10,000	10,000

Common stock issued for cash ($0.10/ per share)	24,710,000	24,710	151,790	-	-	176,500

In kind contribution of services	-	-	5,200	-	-	5,200

Net loss, for the year ended September 30, 2008	-	-	-	(140,864)	-	(140,864)

Balance, September 30, 2008	96,110,000	96,110	101,661	(161,415)	-	36,356

In kind contribution of services	-	-	5,200	-	-	5,200

Net loss, for the year ended September 30, 2009	-	-	-	(90,566)	-	(90,566)

Balance, September 30, 2009 (consolidated)	96,110,000	96,110	106,861	(251,981)	-	(49,010)

Shares returned in a spin off	(5,000,000)	(5,000)	(20,000)	-	-	(25,000)

Cash contribution by stockholder	-	-	53,000	-	-	53,000

Forgiveness of debt by related party	-	-	9,217	-	-	9,217

In kind contribution of interest	-	-	1,856	-	-	1,856

In kind contribution of services	-	-	2,600	-	-	2,600

Net income for six months ended March 31, 2010	-	-	-	7,337	-	7,337

Balance March 31, 2010	91,110,000	$91,110	$153,534	$(244,644)	$-	$-

See accompanying notes financial statements

El Maniel International, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Period From July 24, 2007
	March 31, 2010	March 31, 2009	(Inception) to March 31, 2010
Cash Flows Used In Operating Activities:
Net Income (Loss)	$7,337	$(30,697)	$(244,644)
Adjustments to reconcile net income (loss) to net cash used in operations
Gain on subsidiary	(42,640)	-	(42,640)
Amortization	328	605	1,776
Loss on impairment of inventory	-	-	30,252
Loss on impairment of website	2,132	-	2,132
Common stock issued for services	-	-	5,000
In-kind contribution of services	2,600	2,600	13,971
In-kind contribution of interest	1,856	-	1,856
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	-	750	-
(Increase)/Decrease in inventory	-	(27,269)	(30,252)
(Increase)/Decrease in deposit	-	10,650	-
Increase/(Decrease) in accounts payable and accrued expenses	15,682	21,607	-
Net Cash Used In Operating Activities	(12,705)	(21,754)	(262,549)

Cash Flows From Investing Activities:
Cash used in disposal of subsidiary	(632)	-	(632)
Payment for intangible asset	-	(1,408)	(3,908)
Net Cash Used In Investing Activities	(632)	(1,408)	(4,540)

Cash Flows From Financing Activities:
Proceeds from note payable	-	-	-
Proceeds from loan payable- related party	7,418	2,591	75,489
Repayment of loan payable - related party	(48,000)	(1,523)	(48,000)
Contribution by stockholder	53,000	-	53,100
Proceeds from issuance of common stock	-	-	186,500
Net Cash Provided by Financing Activities	12,418	1,068	267,089

Net Decrease in Cash	(919)	(22,094)	-

Cash at Beginning of Year/Period	919	22,546	-

Cash at End of Year/Period	$-	$452	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes financial statements

EL MANIEL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

(B) Principles of Consolidation

The accompanying condensed financial statements include the accounts of El Maniel International, Inc. from July 24, 2007 (inception) and its 100% owned subsidiary El Maniel Cigar Company from July 24, 2007 to March 10, 2010. All inter-company accounts have been eliminated in the consolidation (See Note 3(E)).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

EL MANIEL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

 (I) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the six months ended March 31, 2010 and 2009 and for the period from July 24, 2007(inception) to March 31, 2010, advertising expense was $660, $2,145, and $12,287 respectively.

(J) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

EL MANIEL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(K) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

NOTE 2      LOANS PAYABLE

On December 12, 2009, a related party loaned the Company $448.  The loan is noninterest bearing and payable on demand. A loan payment of $11 has been made and as of March 31, 2010 and an additional loan of $6,177 was made. The loan balance of $6,613 was forgiven as of March 31, 2010. For the period ended March 31, 2010, the Company recorded contributed interest expense having a fair value of $82.

For the year ended September 30, 2009, a related party loaned the Company $483.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance has been repaid and the loan payable is $0 (See Note 5).

For the year ended September 30, 2009, a non related party loaned the Company $276.  The loan is noninterest bearing and payable on demand.  The loan was repaid on October 12, 2009. As of December 31, 2009, the loan balance is $0.

On August 11, 2009, a related party loaned the Company $48,000. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand.  A loan payment of $31,000 was made as of March 31, 2010. The remaining loan balance of $17,000 was paid by the president as of March 31, 2010. For the period ended March 31, 2010, the Company recorded contributed interest expense having a fair value of $1,458.

EL MANIEL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

During February 2009, a related party loaned the Company $1,073. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand. As of March 31, 2010, the loan balance of $1,073 was forgiven. For the period ended March 31, 2010, the Company recorded contributed interest expense having a fair value of $61 (See Note 5).

During December 2008, the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due on demand. As of September 30, 2009, the loan balance has been repaid and the loan payable is $0.  For the period ended March 31, 2010, the Company recorded contributed interest expense having a fair value of $34 (See Note 5).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of March 31, 2010, the loan balance of $1,531 was forgiven.  For the period ended March 31, 2010, the Company recorded contributed interest expense having a fair value of $221 (See Note 5).

NOTE 3     STOCKHOLDERS’ DEFICIENCY

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

(B) In-Kind Contribution of Services

For the period ended March 31, 2010, the Company recorded contributed interest expense having a fair value of $1,856 (See Note 3).

For the period ended March 31, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 5).

EL MANIEL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

As of September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

For the period from July 24, 2007 (inception) through September 30, 2007, the shareholder of the Company contributed services having a fair value of $971 (See Note 5).

(C) In-Kind Contribution of Cash

As of September 30, 2007, the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary (See Note 5).

For the three months ended March 31, 2010, the Company’s officer and director contributed cash of $53,000 to cover vendor payables.

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

On March 10, 2010, the Company repurchased 5,000,000 shares of common stock from a stockholder for 100% of the shares of El Maniel Cigar Company. The shares were valued at a recent cash offering price ($0.05 per share).

(F) Stock Split

On August 5, 2009, the Company's Board of Directors declared a fourteen-for-one stock split which was distributed on August 5, 2009 to shareholders of record.  A total of 89,245,000 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock split.

EL MANIEL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 4      COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  This agreement was terminated effective November 1, 2008.

NOTE 5      RELATED PARTY TRANSACTIONS

For the period ended March 31, 2010, the Company recorded related party contributed interest expense having a fair value of $1,856 (See Note 3).

For the period ended March 31, 2010 a shareholder of the Company contributed services having a fair value of 2,600 (See Note 3(B)).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

As of September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

For the year ended September 30, 2009, a related party loaned the Company $483.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance has been repaid and the loan payable is $0 (See Note 2).

During February 2009, a related party loaned the Company $1,073. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand. As of March 31, 2010, the loan balance of $1,073 was forgiven. For the period ended March 31, 2010, the Company recorded contributed interest expense having a fair value of $61 (See Note 2).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing and due on demand. As of March 31, 2010, the loan balance of $1,531 was forgiven.  For the period ended March 31, 2010, the Company recorded contributed interest expense having a fair value of $221 (See Note 2).

EL MANIEL INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

During December 2008, the Company received $518 from a relative of the principal stockholder. Pursuant to the terms of the loan, the loan is noninterest bearing and due on demand. As of September 30, 2009, the loan balance has been repaid and the loan payable is $0.  For the period ended March 31, 2010, the Company recorded contributed interest expense having a fair value of $34 (See Note 2).

For the period from July 24, 2007 (inception) through September 30, 2007 the shareholder of the Company contributed services having a fair value of $971 (See Note 3(B)).

As of September 30, 2007, the shareholder of the Company contributed cash of $100 to cover the costs of setting up the subsidiary (See Note 3(C)).

On July 24, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 3 (D)). As a result of the forward split 5,000,000 shares were increased to 70,000,000 shares ($0.0007/share).

NOTE 6   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $262,549 from inception and has a net loss since inception of $244,644.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

Because the Company is still developing its current strategy, the Company’s operating expenses will largely consist of professional fees. For the fiscal year 2010, we speculate that there may be no revenue generated and therefore the Company will operate at a loss. If the Company is successful in potential partnering with a business, funding will be necessary to fulfill any contractual obligations we may enter into.

At present, we have no cash of no on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing and other sources, such as our officers, director and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

We are in the process of assessing our marketing and acquisition efforts and possible results in light of the company’s dire financial status. Should we enter into positive discussions with potential partners, then we propose to follow with news announcements, and seeding efforts would continue as the primary marketing and promotion efforts to drive sales and revenue growth.

If we are unable to gain any market share, we may have to suspend or cease our efforts, If we were to cease operations, investors will not receive any return on their investments.   As a result of the foregoing, we are actively assessing potential partners to stabilize our shareholding value and base.

Limited Operating History

The initial efforts of our founders to establish new ventures continues.  We were formed in July 2007 and we have limited operations upon which an evaluation of our company and our prospects can be based.  There can be no assurance that our management will be successful in concluding a successful sales and marketing plan to attain significant penetration of the premium cigar market segment or that we will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

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

There should also be the SH vote to sell to the new owners – I don’t have a copy of that, perhaps Peter does.

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

EL MANIEL INTERNATIONAL, INC.

May 24th, 2010	By:	/s/ KHOO HSIANG HUA

Director, CEO