Form 10-Q/A
period 2010-03-31
El Maniel International Inc
filed 2010-06-16
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q / A
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 3rd, 2010:    91,110,000 shares of Common Stock.

EXPLANATORY NOTE

El Maniel International, Inc., (the “Company”) is filing this Amendment no.1 to the Company’s Quarterly Report on Form 10-Q to Amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31st, 2010, which was originally filed with the SEC on May 20th, 2010, in order to revise certain numbers and narrative disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as noted above, this Amendment does not update the information that was presented in the Company’s Quarterly Report on Form 10-Q as originally filed. The original filing was done prior to the Company’s Independent Registered Accounting Firm completing its review of the quarterly period ending March 31st, 2010, in accordance with the Statement of Auditing Standards no. 100 (“SAS100”) as required by Rule 10-01 (d) of Regulation SX under the Securities Act of 1934.

EL MANIEL INTERNATIONAL, INC.

FORM 10-Q/A

March 31, 2010

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

El Maniel International, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	September 30,
	2010	2009
	(Unaudited)	(Consolidated)
Current Assets
Cash	$-	$919
Total Current Assets	-	919

Property and Equipment, net	-	2,460

Total Assets	$-	$3,379

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$-	$1,419
Sales tax payable	-	540
Note payable	-	49,349
Loan payable - related party	-	1,081
Total Liabilities	-	52,389

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value; 110,000,000 shares authorized,
91,110,000 and 96,110,000 issued and outstanding, respectively	91,110	96,110
Additional paid-in capital	153,534	106,861
Deficit accumulated during the development stage	(244,644)	(251,981)
Total Stockholders' Deficiency	-	(49,010)

Total Liabilities and Stockholders' Deficiency	$-	$3,379

See accompanying notes to condensed unaudited financial statements

El Maniel International, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended		For the Period from July 24, 2007 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
		(Consolidated)		(Consolidated)

Revenue	$-	$-	$-	$3,500	$20,060

Cost of Revenue	-	-	-	(2,579)	(47,041

Gross Profit	-	-	-	921	(26,981

Operating Expenses
Professional fees	17,339	5,678	24,545	23,884	200,985
Advertising expense	-	-	-	2,145	9,212
General and administrative	3,994	2,569	8,270	5,589	47,618
Total Operating Expenses	21,333	8,247	32,815	31,618	257,815

Loss from Operations	(21,333)	(8,247)	(32,815)	(30,697)	(284,796

Other Income/(Expenses)
Gain on disposal	42,008	-	42,008		42,008
Interest Expense	(710)	-	(1,856)	-	(1,856

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	19,965	(8,247)	7,337	(30,697)	(244,644

Provision for Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	$19,965	$(8,247)	$7,337	$(30,697)	$(244,644

NET INCOME (LOSS) PER SHARE - Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding
during the year - Basic and Diluted	94,943,333	96,110,000	95,529,890	96,110,000

See accompanying notes to condensed unaudited financial statements

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

See accompanying notes to condensed unaudited financial statements

El Maniel International, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended	For the Period From July 24, 2007 (Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
Cash Flows Used In Operating Activities:
Net Income (Loss)	$7,337	$(30,697)	$(244,644)
Adjustments to reconcile net income (loss) to net cash used in operations
Gain on subsidiary	(42,640)	-	(42,640)
Amortization	328	605	1,776
Loss on impairment of inventory	-	-	30,252
Loss on impairment of website	2,132	-	2,132
Common stock issued for services	-	-	5,000
In-kind contribution of services	2,600	2,600	13,971
In-kind contribution of interest	1,856	-	1,856
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	-	750	-
(Increase)/Decrease in inventory	-	(27,269)	(30,252)
(Increase)/Decrease in deposit	-	10,650	-
Increase/(Decrease) in accounts payable and accrued expenses	15,682	21,607	-
Net Cash Used In Operating Activities	(12,705)	(21,754)	(262,549)

Cash Flows From Investing Activities:
Cash used in disposal of subsidiary	(632)	-	(632)
Payment for intangible asset	-	(1,408)	(3,908)
Net Cash Used In Investing Activities	(632)	(1,408)	(4,540)

Cash Flows From Financing Activities:
Proceeds from note payable	-	-	-
Proceeds from loan payable- related party	7,418	2,591	75,489
Repayment of loan payable - related party	(48,000)	(1,523)	(48,000)
Contribution by stockholder	53,000	-	53,100
Proceeds from issuance of common stock	-	-	186,500
Net Cash Provided by Financing Activities	12,418	1,068	267,089

Net Decrease in Cash	(919)	(22,094)	-

Cash at Beginning of Year/Period	919	22,546	-

Cash at End of Year/Period	$-	$452	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

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

 (I) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the six months ended March 31, 2010 and 2009 and for the period from July 24, 2007(inception) to March 31, 2010, advertising expense was $0, $2,145, and $9,212 respectively.

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

For the three months ended March 31, 2010, the Company’s officer and director contributed cash of $53,000 to cover vendor payables (See Note 5).

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

For the three months ended March 31, 2010, the Company’s officer and director contributed cash of $53,000 to cover vendor payables (See Note 3).

For the period ended March 31, 2010 a shareholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

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

At present, we have no cash on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing and other sources, such as our officers, director and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

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

Limited Operating History

The initial efforts of our founders to establish new ventures continues.  We were formed in July 2007 and we have limited operations upon which an evaluation of our company and our prospects can be based. There can be no assurance that our management will be successful in concluding a successful plan or that  we will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Results of Operation

For the six months ending March 31, 2010, we had $0 in revenue and $0 of cost of goods sold for a gross profit of $0.  Expenses for the period totaled $32,815, resulting in a loss of $32,815. Expenses of $32,815 for the period consisted of $8,270 for general and administrative expenses, $0 for advertising expenses and $24,545 for professional fees.

For the six months ended March 31, 2009, we had $3,500 in revenue and $2,579 of cost of goods sold for a gross profit of $921. Expenses for the period totaled $31,618 resulting in a loss of $30,697.

For the period from inception through March 31, 2010, we had $20,060 in revenue.  $47,041 of cost of goods sold for a gross loss of ($26,981).  Expenses for the period totaled $257,815 resulting in a loss from operations of $284,796. Expenses of $257,815 for the period consisted of $47,618 for general and administrative expenses, $9,212 for advertising and $200,985 for professional fees.

Capital Resources and Liquidity

As of March 31, 2010 we had total current assets of $0.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our estimate of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our estimates of operations for the next twelve months.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $50,000, which we anticipate primarily as legal, accounting & auditing fees. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole Board member, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with US generally accepted accounting principles.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31st, 2010, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1)
Lack of functioning audit committee due to lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.  We are currently reviewing our internal controls under new management to assure that we have adequately trained personnel to more timely complete the company’s Quarterly and other filings with the SEC. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures: We shall create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. Additionally we plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal  controls and procedures such as reviewing and approving estimates and assumptions made by management.

(b)     Changes in internal control over financial reporting. We are currently reviewing our internal controls under new management to assure that we have adequately trained personnel to more timely complete the company’s Quarterly and other filings with the SEC.

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

Item 4.       Removed & Reserved

Item 5.      Other Information.

None

Item 6.      Exhibits

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

EL MANIEL INTERNATIONAL, INC.

June 16, 2010	By:	/s/ KHOO HSIANG HUA

Director, CEO