Form 10-Q
period 2010-06-30
El Maniel International Inc
filed 2010-09-16
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q
____________________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______to______.

Commission File Number: 333-148988
____________________________

EL MANIEL INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)
________________________

NEVADA	56-2672870
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

13520 Oriental St. Rockville, MD	20853
(Address of principal executive offices)	(Zip Code)

(202) 536-5191
 (Registrant’s telephone number, including area code)
____________________________

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.Yes ☒  No  ☐

As of September 16, 2010, the registrant had 2,892,110,000 shares of its Common Stock, $0.001 par value, outstanding.

EL MANIEL INTERNATIONAL, INC.
FORM 10-Q
June 30, 2010
INDEX

PART I--FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and September 30, 2009	3
	Consolidated Statements of Operations For the Three and Nine Months Ended June 30, 2010 and 2009, and for the Period from July 24, 2007 (Inception) to June 30, 3010 (Unaudited)	4
	Consolidated Statement of Changes in Stockholders’ Deficiency For the Period from July 24, 2007 (Inception) to June 30, 2010 (Unaudited)	5
	Consolidated Statements of Cash Flows For the Nine Months Ended June 30, 2010 and 2009, and For the Period from July 24, 2007 (Inception) to June 30, 2010 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition & Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Removed & Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURE		20

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2010	2009
	(unaudited)

ASSETS

Current Assets
Cash	$100	$919
Total Current Assets	100	919

Property and equipment, net	-	2,460

Other Assets
Foreign stamp collection held for sale	21,429	-
Deposit relating to acquisition of property and equipment of idle oil terminal facility	15,225	-
Total Other Assets	36,654	-

Total Assets	$36,754	$3,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$18,353	$1,419
Sales tax payable	-	540
Note payable	-	49,349
Loans payable to related parties	53,500	1,081
Total Current Liabilities	71,853	52,389

Other liabilities	-	-
Total Liabilities	71,853	52,389

Stockholders' Equity (Deficiency)
Common stock, $.001 par value, 5,000,000,000 shares authorized, 92,110,000 and 96,110,000 issued and outstanding, respectfully	92,110	96,110
Additional paid-in capital	159,120	106,861
Deficit accumulated during the development stage	(292,758)	(251,981)
Total	(41,528)	(49,010)
Non-controlling interest in EMLL Dynamic Ltd.	6,429	-
Total Stockholders' Equity (Deficiency)	(35,099)	(49,010)

Total Liabilities and Stockholders' Equity (Deficiency)	$36,754	$3,379

See notes to unaudited consolidated financial statements.

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)
					For the Period
					July 24, 2007
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenue	$-	$2,355	$-	$5,855	$20,060

Cost of Revenue	-	(1,215)	-	(3,794)	(47,041)

Gross Profit	-	1,140	-	2,061	(26,981)

Operating Expenses
Professional fees	25,196	3,812	49,741	27,696	226,181
Advertising expense	-	-	-	2,145	9,212
General and administrative	22,633	3,963	30,903	9,552	70,251
Total Operating Expenses	47,829	7,775	80,644	39,393	305,644

Loss from Operations	(47,829)	(6,635)	(80,644)	(37,332)	(332,625)

Other Income (Expense)
Gain on disposal of subsidiary	-	-	42,008	-	42,008
Interest expense	(285)	-	(2,141)	-	(2,141)

INCOME (LOSS) BEFORE INCOME
TAXES	(48,114)	(6,635)	(40,777)	(37,332)	(292,758)

Provision for Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	$(48,114)	$(6,635)	$(40,777)	$(37,332)	$(292,758)

NET INCOME (LOSS) PER
SHARE - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
oustanding during the period -
Basic and Diluted	91,329,780	96,110,000	94,129,853	96,110,000

See notes to unaudited consolidated financial statements.

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficiency
For the period from July 24, 2007 (Inception) to June 30, 2010
(UNAUDITED)

			Additional	Deficit accumulated during the		Non-controlling interest in EML	Total
	Common Stock		paid-in	development	Subscription	Dynamic	Stockholders'
	Shares	Amount	capital	stage	Receivable	Ltd.	Deficiency
Balance July 24, 2007	-	$-	$-	$-	$-	$-	$-

Common stock issued for services to founder	70,000,000	70,000	(65,000)	-	-	-	5,000

Common stock issued for cash	1,400,000	1,400	8,600	-	(10,000)	-	-

In kind contribution of cash	-	-	100	-	-	-	100

In kind contribution of services	-	-	971	-	-	-	971

Net loss for the period July 24, 2007 (inception) to September 30, 2007	-	-	-	(20,551)	-	-	(20,551)

Balance, September 30, 2007	71,400,000	71,400	(55,329)	(20,551)	(10,000)	-	(14,480)

Cash collected on subscription receivable	-	-	-	-	10,000	-	10,000

Common stock issued for cash	24,710,000	24,710	151,790	-	-	-	176,500

In kind contribution of services	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2008	-	-	-	(140,864)	-	-	(140,864)

Balance, September 30, 2008	96,110,000	96,110	101,661	(161,415)	-	-	36,356

In kind contribution of services	-	-	5,200	-	-	-	5,200

Net loss for the year ended September 30, 2009	-	-	-	(90,566)	-	-	(90,566)

Balance, September 30, 2009	96,110,000	96,110	106,861	(251,981)	-	-	(49,010)

Shares returned for El Maniel Cigar Company	(5,000,000)	(5,000)	(20,000)	-	-	-	(25,000)

Shares issued in connection with acquisition of 70% of EML Dynamic Ltd.	1,000,000	1,000	4,000	-	-	6,429	11,429

Cash contribution by stockholder	-	-	53,000	-	-	-	53,000

Forgiveness of debt by related party	-	-	9,217	-	-	-	9,217

In kind contribution of interest	-	-	2,142	-	-	-	2,142

In kind contribution of services	-	-	3,900	-	-	-	3,900

Net loss for nine months ended June 30, 2010	-	-	-	(40,777)	-	-	(40,777)

Balance, June 30, 2010	92,110,000	$92,110	$159,120	$(292,758)	$-	$6,429	$(35,099)

See notes to unaudited consolidated financial statements.

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			For the
	For the	For the	Period From
	Nine Months	Nine Months	July 24, 2007
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash Flows Used In Operating Activities:
Net Loss	$(40,777)	$(37,332)	$(292,758)
Adjustments to reconcile net loss to net cash used in operations:
Gain on disposal of subsidiary	(42,640)	-	(42,640)
Amortization	328	930	1,776
Loss on impairment of inventory	-	-	30,252
Loss on impairment of website	2,132	-	2,132
Common stock issued for services	-	-	5,000
Loan payable to related party for expense payments	28,275	-	28,275
In-kind contribution of services	3,900	3,900	15,271
In-kind contribution of interest	2,141	-	2,141
Changes in operating assets and liabilities:
Prepaid expense	-	750	-
Inventory	-	(26,054)	-
Deposit	-	10,650	(30,252)
Accounts payable and accrued expenses	16,394	24,755	18,353
Net Cash Used In Operating Activities	(30,247)	(22,401)	(262,450)

Cash Flows From Investing Activities:
Cash used in disposal of subsidiary	(632)	-	(632)
Acquisition of intangible asset	-	(1,408)	(3,908)
Net Cash Used In Investing Activities	(632)	(1,408)	(4,540)

Cash Flows From Financing Activities:
Proceeds from loans payable to related parties	8,060	3,074	61,013
Repayments of loans payable to related parties	(31,000)	(1,523)	(33,523)
Contributions by stockholder	53,000	-	53,100
Proceeds from issuance of common stock	-	-	186,500
Net Cash Provided By Financing Activities	30,060	1,551	267,090

Net Decrease in Cash	(819)	(22,258)	100

Cash, Beginning of Period	919	22,546	-

Cash, End of Period	$100	$288	$100

See notes to unaudited consolidated financial statements.

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

			For the
	For the	For the	Period From
	Nine Months	Nine Months	July 24, 2007
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Loan payable to related party for purchase of 70% of EML Dynamic Ltd.	$10,000	$-	$10,000

Loan payable to related party for deposit relating to acquisition of property and eqiuipment of oil terminal facility	$15,225	$-	$15,225

Issuance of 1,000,000 shares of common stock for purchase of 70% of EML Dynamic Ltd.	$5,000	$-	$5,000

See notes to unaudited consolidated financial statements.

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

El Maniel International, Inc. (a development stage company), the “Company”, “we”, “us”, “our”, or “El Maniel”, is a Nevada corporation formed on July 24, 2007.  On September 24, 2007, El Maniel Cigar Company, a Nevada corporation, was formed as a subsidiary of the Company.

On March 10, 2010, pursuant to the terms of a Stock Purchase Agreement, Co-Max International Ltd. purchased a total of 65,000,000 shares of the Company’s common stock from a stockholder of the Company.  As a result of the Share Purchase Agreement, the Company experienced a Change in Control under which 73.34% of the shares of the company were held by Co-Max International, the new majority shareholder.

On March 10, 2010, the Company repurchased and canceled 5,000,000 shares of its common stock from a stockholder for 100% of the shares of El Maniel Cigar Company.

On May 19, 2010, EMLL Dynamic Ltd., a Maryland corporation, was formed as a subsidiary of the Company.  This entity is 70% owned by the Company.

On June 1, 2010, EMLL Energy Ltd., a Maryland corporation, was formed as a subsidiary of the Company.  This entity is 100% owned by the Company.

 (B) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K filed on January 8, 2010 and Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Activities during the development stage include developing the business plan and raising capital.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of El Maniel International, Inc. from July 24, 2007 (inception) and its wholly-owned subsidiaries, El Maniel Cigar Company (until sold on March 10, 2010), EMLL Dynamic Ltd., and EMLL Energy Ltd.  All inter-company accounts have been eliminated in consolidation.

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(D) Use of Estimates

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

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

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

(H) Business Segments

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of June 30, 2010.

(I) Revenue Recognition

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

 (J) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the nine months ended June 30, 2010 and 2009 and for the period from July 24, 2007 (inception) to June 30, 2010, advertising expense was $0, $2,145, and $9,212, respectively.

(K) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

(L) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under ASC 105-10, the “FASB Accounting Standards Codification” (“Codification”) becomes the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of ASC 105-10 did not have an impact on the Company’s consolidated financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of ASC 805-10 (Staff Accounting Bulletin (SAB) No. 112).  This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations.  Specifically, the staff updated the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, ASC 805-10, Business Combinations, and ASC 810-10 Non-controlling Interests in Consolidated Financial Statements.  The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission’s official approval.  They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

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

NOTE 2          FOREIGN STAMP COLLECTION HELD FOR SALE

The foreign stamp collection was acquired pursuant to a Joint Venture Agreement dated April 30, 2010 with Funds Hunters LLC (“FH”). Among other things, the Joint Venture Agreement provided that FH assign its foreign stamp collection (all stamps were issued by states of Aden) to a new corporation (EMLL Dynamic Ltd. was formed May 19, 2010 for this purpose) in exchange for the Company’s cash payment to FH of $10,000 (paid by June 30, 2010), the Company’s issuance of 1,000,000 restricted shares of common stock to FH in pari passu (issued June 10, 2010), and 30% ownership of the new corporation ( EMLL Dynamics Ltd.) by FH.  At June 30, 2010, the carrying value of the foreign stamp collection held for sale was calculated as follows:

Cash payment to FH	$10,000

Fair value of 1,000,000 restricted shares of
Company common stock issued to FH	5,000

Total consideration for 70% of foreign stamp
collection held for sale	15,000

Fair value attributable to 100% of foreign
stamp collection held for sale	$21,429

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

The fair value of the 1,000,000 restricted shares of Company common stock was estimated using the $0.005 price per common share relating to Co-Max International’s purchase of 65,000,000 shares of Company common stock from a stockholder for $325,000 on March 10, 2010. From March 10, 2010 to August 9, 2010, a total of 36,000 shares  of Company common stock was traded at prices ranging from $0.18 per share to $0.28 per share. On August 10, 2010, 69,567,504 shares of Company common stock were traded at prices ranging from $0.13 per share to $0.0019 per share.

NOTE 3          DEPOSIT RELATING TO ACQUISITION OF PROPERTY AND EQUIPMENT OF IDLE OIL TERMINAL FACILITY

On July 1, 2010, EMLL Energy Ltd. closed on the acquisition of property and equipment of an idle oil terminal facility located in Luzerne County, Pennsylvania pursuant to a Sales Agreement dated May 26, 2010 with JFK Petroleum Inc. (“JFK”). Among other things, the Sales Agreement provided that JFK assign its deed to the property (EMLL Energy Ltd. was formed June 1, 2010 to receive the deed) in exchange for the Company’s cash payments to the owner of JFK totaling $50,000 ($15,225 paid through June 30, 2010, $34,775 paid thereafter) and the Company’s issuance of 1,000,000 restricted shares of common stock to the owner of JFK (not issued to date) with a committed buyback of $1.00 per share (or $1,000,000 total), at the owner of JFK’s option, one year after issue date.

The property was acquired by JFK in 2004 and has not been operated as an oil terminal facility. The Company does not intend to use the property as an oil terminal facility until such time as the Company obtains sufficient financing to do so.

NOTE 4       LOANS PAYABLE

On June 30, 2010, the Company entered into a loan payable with a related party for costs and expenses paid by the related party during the quarter in the amount of $53,500.  The loan is noninterest bearing and payable on demand.

On December 12, 2009, a related party loaned the Company $448.  The loan was noninterest bearing and payable on demand. Subsequently, a loan payment of $11 was made and an additional loan of $6,177 was made. The loan balance of $6,613 was forgiven as of March 31, 2010.

During the year ended September 30, 2009, a related party loaned the Company $483.  The Company entered into a written promissory note concerning this obligation.  The loan was noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance was repaid.

For the year ended September 30, 2009, a non related party loaned the Company $276.  The loan was noninterest bearing and payable on demand.  The loan was repaid on October 12, 2009.

On August 11, 2009, a related party loaned the Company $48,000. The Company entered into a written promissory note concerning this obligation. The loan was noninterest bearing and payable on demand. As of March 31, 2010, the loan was repaid.

During February 2009, a related party loaned the Company $1,073. The Company entered into a written promissory note concerning this obligation. The loan was noninterest bearing and payable on demand. As of March 31, 2010, the loan balance of $1,073 was forgiven.

During December 2008, the Company received $518 from a relative of the then principal stockholder. Pursuant to the terms of the loan, the loan was noninterest bearing and due on demand. As of September 30, 2009, the loan balance had been repaid.

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan was non interest bearing and due on demand. As of March 31, 2010, the loan balance of $1,531 was forgiven.

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

NOTE 5          STOCKHOLDERS’ DEFICIENCY

(A)   Common Stock Issued for Cash

As of December 31, 2007, the Company issued 1,765,000 shares of common stock for $176,500 ($0.10/share).  As a result of the forward split (see Note 5(F)), the 1,765,000 shares were increased to 24,710,000 shares ($0.007/share).

For the period from July 24, 2007 (inception) through September 30, 2007, the Company issued 100,000 shares of common stock for a subscription receivable of $10,000 ($0.10/share). The subscription receivable was collected during the period ending December 31, 2007.  As a result of the forward split, the 100,000 shares were increased to 1,400,000 shares ($0.007/share).

(B) In-Kind Contribution of Services

For the nine months ended June 30, 2010, the Company recorded contributed interest expense having a fair value of $2,141.

For the nine months ended June 30, 2010, shareholders of the Company contributed services having a fair value of $3,900 (See Note 7).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 7).

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 7).

For the period from July 24, 2007 (inception) through September 30, 2007, a shareholder of the Company contributed services having a fair value of $971 (See Note 7).

(C) In-Kind Contribution of Cash

As of September 30, 2007, a shareholder of the Company contributed cash of $100 to cover the costs of setting up a subsidiary.

For the three months ended March 31, 2010, the Company’s then officer and director contributed cash of $53,000 to cover vendor payables (See Note 7).

(D) Stock Issued for Services

On July 24, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 7).  As a result of the forward split, the 5,000,000 shares were increased to 70,000,000 shares ($0.00007/share).

(E) Acquisition Agreements

On September 28, 2007, El Maniel International, Inc. consummated an agreement with El Maniel Cigar Company, pursuant to which El Maniel Cigar Company exchanged all of its members’ interest for 5,000,000 shares (70,000,000 shares post-split) or approximately 100% of the common stock of El Maniel International, Inc.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.

On March 10, 2010, the Company repurchased 5,000,000 shares of common stock from a stockholder for 100% of the shares of El Maniel Cigar Company. The shares were valued at a recent cash offering price ($0.05 per share).

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

 (F) Stock Split

On August 5, 2009, the Company's Board of Directors declared a fourteen-for-one stock split which was distributed on August 5, 2009 to shareholders of record.  A total of 89,245,000 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock split.

NOTE 6          COMMITMENTS

On October 15, 2007, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company was required to pay $5,000 a month.  This agreement was terminated effective November 1, 2008.

On May 26, 2010, the Company entered into a sales and purchase agreement to acquire certain land, buildings, tanks, and equipment of an Oil Terminal facility in eastern Pennsylvania from JFK Petroleum, Inc (see Note 3).  Under the terms of the agreement, the Company was to issue 1,000,000 shares of its restricted common stock in exchange for the assets.  Additionally, the agreement provides for the Company’s commitment to buy back the 1,000,000 shares for $1.00 per share, at the seller’s option, one year after issue.

 NOTE 7         RELATED PARTY TRANSACTIONS

On June 30, 2010, the Company entered into a loan payable with Co-Max International, a shareholder, for costs and expenses paid by the related party during the quarter in the amount of $53,500.  The loan is noninterest bearing and payable on demand.

For the nine months ended June 30, 2010, the Company recorded related party contributed interest expense having a fair value of $2,141 (See Note 5).

In the three months ended March 31, 2010, the Company’s former officer and director contributed cash of $53,000 to cover vendor payables (See Note 5).

For the nine months ended June 30, 2010, shareholders of the Company contributed services having a fair value of $3,900 (See Note 5(B)).

For the year ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5(B)).

For the year ended September 30, 2008, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5(B)).

 For the year ended September 30, 2009, a related party loaned the Company $483.  The Company entered into a written promissory note concerning this obligation.  The loan was noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance was repaid (See Note 4).

During February 2009, a related party loaned the Company $1,073. The Company entered into a written promissory note concerning this obligation. The loan was noninterest bearing and payable on demand. As of March 31, 2010, the loan balance of $1,073 was forgiven (See Note 4).

For the year ended September 30, 2007, the Company received $1,603 from a principal stockholder. Pursuant to the terms of the loan, the loan was non interest bearing and due on demand. As of March 31, 2010, the loan balance of $1,531 was forgiven (See Note 4).

During December 2008, the Company received $518 from a relative of the then principal stockholder. Pursuant to the terms of the loan, the loan was noninterest bearing and due on demand. As of September 30, 2009, the loan balance had been repaid (See Note 4).

El Maniel International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

For the period from July 24, 2007 (inception) through September 30, 2007 a shareholder of the Company contributed services having a fair value of $971 (See Note 5(B)).

As of September 30, 2007, a shareholder of the Company contributed cash of $100 to cover the costs of setting up a subsidiary (See Note 5(C)).

On July 24, 2007, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $5,000 ($0.001/share) in exchange for services provided (See Note 5(D)). As a result of the forward split, the 5,000,000 shares were increased to 70,000,000 shares ($0.0007/share).

NOTE 8         GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company is in the development stage with minimal operations.  The Company has sustained a net loss of $292,758 since inception and used cash in operations of $262,450 from inception.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9         SUBSEQUENT EVENTS

On July 1, 2010, the Company closed on the acquisition of property and equipment of an idle oil terminal facility. See Note 3.

Effective July 26, 2010, the Company’s Articles of Incorporation was amended to increase its authorized common stock to 5,000,000,000 shares.

On August 3, 2010, the Company executed a Wrap-Around Agreement with its chief executive officer and Epic Worldwide, Inc. (“EWI”). Pursuant to the agreement, the Company issued EWI a promissory note in the amount of $1,200,000 in exchange for EWI’s assumption of certain amounts due the Company’s chief executive officer. The promissory note bears interest at 15% commencing October 3, 2010, is due August 3, 2011, and is convertible at the option of EWI in whole or in part into shares of Company common stock at a price per share equal to a “50% discount of the average three deep bid on the day of conversion”. On August 3, 2010, August 13, 2010, August 19, 2010, and September 7, 2010, the Company issued 200,000,000 shares each day (800,000,000 shares total) of its common stock to EWI pursuant to EWI conversion notices reducing the promissory note balance by $40,000, $40,000, $60,000, and $50,000, respectively ($190,000 total).

On August 6, 2010 the Company issued 2,000,000,000 shares of its restricted common stock to its chief executive officer.

At September 16, 2010, the Company has 2,892,110,000 shares of common stock issued and outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE CONCERNING
FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and in our subsequent filings with the Securities and Exchange Commission.

Plan of Operation

The Company is a Nevada corporation and was formed on July 24, 2007.  On September 24, 2007, El Maniel Cigar Company, a Nevada corporation, was formed as a subsidiary of the Company.  The Company’s plan was to manufacture and distribute cigars under the PLC brand name.

On March 10, 2010, pursuant to the terms of a Stock Purchase Agreement, Co-Max International purchased a total of 65,000,000 shares of the Company’s common stock from a stockholder of the Company.  As a result of the Share Purchase Agreement, the Company experienced a Change in Control under which 73.34% of the shares of the company were held by Co-Max International, the new majority shareholder.

In accordance with the change in control, Barbara Tejeda resigned as the Company's President, CEO, any other officer positions held by her, and Chairman of the Board of Directors on March 10, 2010 and Rafael Tejeda resigned as Secretary of the Company.  On the same date, Khoo Hsiang Hua and Lee Tuck Hing were appointed as Directors of the Company and David E. Price as Secretary.  Also on March 10, 2010, the Company repurchased and canceled 5,000,000 shares of its common stock from Barbara Tejeda for 100% of the shares of El Maniel Cigar Company.

Management is assessing a corporate strategy of diversification into different industries that could benefit the overall financial position and profitability of the Company and increase shareholder value.  This strategy of the Company includes strategic acquisitions in the energy, banking, mining, and retail industries.

Because we are still developing our current strategic plan, the Company’s operating expenses will largely consist of professional fees. For the fiscal year 2010, we speculate that there may be no revenue generated and therefore the Company will operate at a loss. If the Company is successful in potential partnering with a business, funding will be necessary to fulfill any contractual obligations we may enter into.

At June 30, 2010, we have $100 of cash on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing and other sources, such as our officers, directors and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

While we are still developing our overall strategic plan, we began implementing specific strategies in the quarter ended June 30, 2010.  On May 19, 2010, the Company formed EMLL Dynamic Ltd., a Maryland corporation.  The Company owns 70% of EMLL Dynamic Ltd.  On June 1, 2010, the Company formed EMLL Energy Ltd., a Maryland corporation.  The Company owns 100% of EMLL Energy Ltd.

On April 30, 2010, the Company entered into an agreement to acquire a stamp collection to be held for resale (using its 70% owned subsidiary, EMLL Dynamic Ltd.) from Funds Hunters LLC, a New York LLC.  Under the agreement, the Company issued 1,000,000 shares of its restricted common stock in exchange for the stamp assets.  Funds Hunters LLC is the minority shareholder of EMLL Dynamic Ltd.

On May 26, 2010, the Company entered into a sales and purchase agreement to acquire certain land, buildings, tanks, and equipment of an Oil Terminal facility in eastern Pennsylvania from JFK Petroleum, Inc.  Under the terms of the agreement, the Company paid $50,000 in cash and will issue 1,000,000 shares of its restricted common stock in exchange for the assets.  Additionally, the Company has committed to buy back the 1,000,000 shares for $1.00 per share, at the seller’s option, one year after issue date.

 Limited Operating History

Efforts of our management and directors to establish or acquire new ventures continues.  We were formed in July 2007 and we have limited operations upon which an evaluation of our company and our prospects can be based. There can be no assurance that our management will be successful in concluding a successful plan or that we will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Results of Operations

For the nine months ending June 30, 2010, we had $0 in revenue and $0 of cost of goods sold for a gross profit of $0. Operating expenses for the period totaled $80,644, resulting in a loss of $40,777. Expenses of $80,644 for the period consisted of $30,903 for general and administrative expenses and $49,741 for professional fees.

For the nine months ended June 30, 2009, we had $5,855 in revenue and $3,794 of cost of goods sold for a gross profit of $2,061. Operating expenses for the period totaled $39,393 resulting in a loss of $37,332.  Expenses of $39,393 for the period consisted of $9,552 for general and administrative expenses, $2,145 for advertising and $27,696 for professional fees.

The increase in professional fees of $22,045 in 2010 compared to 2009 is primarily due to asset acquisitions during the quarter.  The increase in general and administrative expenses of $21,351 in 2010 compared to 2009 is primarily due to the increased activity of the Company in pursuing acquisitions.

For the period from inception through June 30, 2010, we had $20,060 in revenue and $47,041 of cost of goods sold for a gross loss of $26,981. Operating expenses for the period totaled $305,644 resulting in a loss from operations of $332,625. Expenses of $305,644 for the period consisted of $70,251 for general and administrative expenses, $9,212 for advertising and $226,181 for professional fees.

Capital Resources and Liquidity

As of June 30, 2010 we had a cash balance of $100.  We have historically met our cash needs through proceeds from private placements of our securities and loans. Our cash requirements are generally for general and administrative activities and professional fees. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities through the next 6 months.  We have a loan due a related party of $53,500.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $90,000, which we anticipate primarily as legal, accounting & auditing fees. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest rates or foreign currencies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

 As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with US generally accepted accounting principles.

With the participation of the CEO and CFO, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment performed using the criteria established by COSO, management has concluded that we had the following material weaknesses in our internal control over financial reporting:

1.
Lack of functioning audit committee due to lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Lack of segregation of duties over financial transaction processing and reporting;
3.	Ineffective controls and insufficient written policies and procedures over period end financial disclosure and reporting processes.

Changes in Internal Control Over Financial Reporting

In an effort to remediate the identified material weaknesses discussed above and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures:

For the material weakness concerning our Audit Committee, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.  we plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal  controls and procedures such as reviewing and approving estimates and assumptions made by management.

For the material weakness concerning deficiencies in segregation of duties, we are currently reviewing our internal controls under new management to assure that we have adequately trained personnel to more timely complete the company’s Quarterly and other filings with the SEC.  We shall create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

For the material weakness concerning deficiencies in the financial reporting process, we are working to develop and implement sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures.

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this report on Form 10-Q for the fiscal quarter ended June 30, 2010 accurately present our financial condition, results of operations and cash flows in all material respects.

Other than the items identified above, no change in El Maniel’s control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, El Maniel’s internal control over financial reporting.

Based on current regulations, Section 404(a) of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For our fiscal year ending September 30, 2010, we currently expect to be exempt from such requirement.

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

Not Required.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.       (Removed & Reserved)

Item 5.      Other Information.

On April 30, 2010, the Company entered into an agreement to acquire a stamp collection to be held for resale (using its 70% owned subsidiary, EMLL Dynamic Ltd.) from Funds Hunters LLC, a New York LLC.  Under the agreement, the Company will issue 1,000,000 shares of its restricted common stock in exchange for the stamp assets.  Funds Hunters LLC is the minority shareholder of EMLL Dynamic Ltd.

On May 26, 2010, the Company entered into a sales and purchase agreement to acquire certain land, buildings, tanks, and equipment of an Oil Terminal facility in eastern Pennsylvania from JFK Petroleum, Inc.  Under the terms of the agreement, the Company paid $50,000 in cash and will issue 1,000,000 shares of its restricted common stock in exchange for the assets.  Additionally, the Company has committed to buy back the 1,000,000 shares for $1.00 per share, at the seller’s option, one year after issue date.

Effective July 26, 2010, the Company’s Articles of Incorporation was amended to increase its authorized common stock to 5,000,000,000 shares at par value $.001.

On August 6, 2010, the Company issued 2,000,000,000 shares of its restricted common stock to its CEO and Director.

Item 6.      Exhibits

Exhibit 3.1	Certificate of Amendment to Articles of Incorporation

Exhibit 10.1	Joint Venture Agreement by and between El Maniel International, Inc. and Funds Hunters LLC.

Exhibit 10.2	Sales Agreement by and between El Maniel International, Inc. and JFK Petroleum Inc.

Exhibit 31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

Exhibit 32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL MANIEL INTERNATIONAL, INC.

September 16, 2010	By:	/s/ KHOO HSIANG HUA

Director, CEO