Form 10-Q/A
period 2010-06-30
El Maniel International Inc
filed 2010-09-17
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q/A
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the 10-Q is to correct the signature block on Exhibit 10.1.

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