Form 10-Q/A
period 2010-06-30
El Maniel International Inc
filed 2010-09-17
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

Amendment No. 2 to
FORM 10-Q/A
____________________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______to______.

Commission File Number: 333-148988
____________________________

EL MANIEL INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)
________________________

NEVADA	56-2672870
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

5-4, 4th Floor, Jalan 11/48A, Sentul Raya Boulevard, Off Jalan Sentul, 51000 Kuala Lumpur Malaysia	NA
(Address of principal executive offices)	(Zip Code)

+60 3 4043 7881
 (Registrant’s telephone number, including area code)
____________________________

13520 Oriental St.
Rockville, MD 20853
 (Former address)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the 10-Q is to correct the address and phone number of the principal executive office of the registrant and to include the disclosure of the resignation of the registrant’s secretary in Item 5 of PART II.

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

On August 6, 2010, the Company issued 2,000,000,000 shares of its restricted common stock to its CEO and Director.

On August 30, 2010, David E. Price, Esq. resigned from his position as Secretary of the Company.

Item 6.      Exhibits

Exhibit 3.1	Certificate of Amendment to Articles of Incorporation*

Exhibit 10.1	Joint Venture Agreement by and between El Maniel International, Inc. and Funds Hunters LLC.*

Exhibit 10.2	Sales Agreement by and between El Maniel International, Inc. and JFK Petroleum Inc.*

Exhibit 31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

Exhibit 32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
 ____________________________
* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL MANIEL INTERNATIONAL, INC.

September 17, 2010	By:	/s/ KHOO HSIANG HUA

Director, CEO