Form 10-Q/A
period 2010-06-30
El Maniel International Inc
filed 2010-11-12
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

Amendment No 3 to
FORM 10-Q
____________________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______to______.

Commission File Number: 333-148988
____________________________

EL MANIEL INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)
________________________

NEVADA	56-2672870
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

5-4, 4th Floor, Jalan 1 1/48A, Sentul Raya Boulevard, Off Jalan Sentul, 51000 Kuala Lumpur Malaysia	51000
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

As of September 16, 2010, the registrant had 2,892,110,000 shares of its Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the 10-Q is to correct the shell status of the Company. The Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

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

6

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

EL MANIEL INTERNATIONAL, INC.

November 12 , 2010	By:	/s/ KHOO HSIANG HUA

Director, CEO