Form 10-Q/A
period 2009-03-31
El Maniel International Inc
filed 2010-11-15
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No.1 to
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

5-4, 4th Floor, Jalan 1 1/48A,
Sentul Raya Boulevard,
Off Jalan Sentul,
51000 Kuala Lumpur
Malaysia
 (Address of Principal Executive Offices)
 _______________

+60 3 4043 7881
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the 10-Q is to correct the shell status of the Company. The Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

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

EL MANIEL INTERNATIONAL, INC.

Date: November 12, 2010	By:	/s/ Khoo Hsiang Hua
Khoo Hsiang Hua
Director and Chief Executive Officer