Form 10-K/A
period 2009-09-30
El Maniel International Inc
filed 2010-11-15
CIK 1423036

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to
FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-148988

EL MANIEL INTERNATIONAL, INC.
(Name of small business issuer in its charter)

NEVADA	56-2672870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5-4, 4th Floor, Jalan 1 1/48A, Sentul Raya Boulevard, Off Jalan Sentul, 51000 Kuala Lumpur Malaysia	51000
(Address of principal executive offices)	(Zip Code)

+60 3 4043 7881
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

 Revenues for year ended September 30, 2009: $5,855

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2009, was: $0

Number of shares of the registrant’s common stock outstanding as of January 6, 2010 was: 96,110,000

Transitional Small Business Disclosure Format:     Yes ☒       No ☐

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the 10-K is to correct the shell status of the Company. The Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

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

EL MANIEL INTERNATIONAL, INC.

By:	/s/Khoo Hsiang Hua
Khoo Hsiang Hua Director and Chief Executive Officer,

Dated	November 12 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Khoo Hsiang Hua	Director and Chief Financial Officer	November 12, 2010
Khoo Hsiang Hua