Form 10-Q/A
period 2009-12-31
El Maniel International Inc
filed 2010-11-15
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1 to
FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The purpose of this Amendment to the 10-Q is to correct the shell status of the Company. The Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

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

Director, CEO