Form 10-Q/A
period 2010-03-31
El Maniel International Inc
filed 2010-11-15
CIK 1423036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No 2 to
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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the 10-Q is to correct the shell status of the Company. The Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

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

EL MANIEL INTERNATIONAL, INC.

November 12, 2010	By:	/s/ KHOO HSIANG HUA

Director, CEO